Form 10-K
period 2015-12-31
WEST CORP
filed 2016-02-18
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,322.5 million. At February 12, 2016, 83,440,447 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Applicable portions of the proxy statement for the 2016 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

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

Overview

West Corporation (the “Company” or “West”) is a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications services, safety services, interactive services such as automated notifications, specialized agent services and telecom services.

The scale and processing capacity of our technology platforms, combined with our expertise in managing multichannel interactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients and help them build smarter, more meaningful connections. We are dedicated to delivering and improving upon new channels, new capabilities and new choices for how businesses and consumers collaborate, connect and transact.

Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Our focus on large addressable markets with attractive growth characteristics has allowed us to deliver steady, profitable growth. For the fiscal year ended December 31, 2015, we generated revenue from continuing operations of $2,280.3 million, Adjusted EBITDA from continuing operations of $676.1 million, or 29.7% Adjusted EBITDA margin, $190.9 million in income from continuing operations and $410.8 million in net cash flows from continuing operating activities. See “Management’s Discussion and Analysis of Financial Condition

and Results of Operations—Liquidity and Capital Resources—Adjusted EBITDA” for a definition of EBITDA, Adjusted EBITDA and Free Cash Flows, which are non-GAAP measures, and a reconciliation of net income to EBITDA, cash flows from continuing operations to EBITDA and Adjusted EBITDA and cash flows from continuing operations to free cash flows.

The following summaries further highlight the steps we have taken to evolve and improve our business:

— Evolution to a Predominantly Technology-Based Solutions Business. Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified technology-driven services. We have also invested approximately $2.9 billion in strategic acquisitions. We have increased our penetration into international unified communications markets, strengthened our interactive services business and established a leadership position in safety services and healthcare advocacy services. As we continue to increase the variety of services we provide, we intend to pursue opportunities in markets where we are able to leverage our technological capabilities and industry expertise.

On March 3, 2015, we divested several of our agent-based businesses. Businesses sold included our consumer-facing customer sales and lifecycle management, account services and receivables management businesses. The divestiture is consistent with the Company’s stated objective of focusing on faster growing, more profitable lines of business. As a result of this transaction, our employee count decreased from approximately 35,000 to 10,600, making us a significantly less labor-intensive company.

— Well Positioned for Emerging Technologies and Societal Trends. We operate at the scale and speed necessary to capitalize on emerging technologies and the advantages they will provide. We have reoriented our business to address the emergence of fast-growing markets such as healthcare, as well as emerging technology, industry and societal trends such as Internet Protocol (“IP”) infrastructure, unified communications as a service (“UCaaS”), migration to cloud-based solutions, mobility, Internet of Things (“IoT”), consumer’s desire for personalized experiences, analytics or “Big Data,” globalization, remote workforce and video-based collaboration.

— Developed and Enhanced Large Scale Technology Platforms. Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. The scale of our technology platforms is a competitive advantage in many of the markets we serve. Our open standards-based platform allows for the flexibility to add new capabilities as our clients demand. In addition, we have integrated mobile, social media and cloud computing capabilities into our platforms and offer those services to our clients.

— Expanded Safety Services. We have invested significant resources into our safety services line of business. Since 2006, we have made several strategic acquisitions, including Intrado Inc. (“Intrado”), Positron Public Safety Systems and the 911 Enable business of Connexon Group, Inc. (“911 Enable”). This combination of acquisitions has provided us with a leading platform in safety communication and infrastructure services. Today, we believe we are one of the largest providers of safety services to telecommunications service providers, government agencies and public safety organizations, based on the number of 9-1-1 calls that we and other participants in the industry facilitate and the percentage of the U.S. population covered by our services. Our presence in this market has steadily increased through substantial investments in proprietary systems, such as our Emergency Services IP Network (ESInet), call handling product suite, and geographic information system (“GIS”) offerings and programs designed to upgrade the capabilities of 9-1-1 centers by delivering a broader set of features and functionality. We provide a comprehensive hosted platform that seamlessly integrates handset and network-based mobile location technologies. Our location determination services automatically apply precise locating methods to deliver accurate results. We plan to continue to develop our presence in the mobility industry in support of wireless carriers, Voice over IP (“VoIP”) providers, telematics and cable companies, enterprises and alarm/security companies.

— Expanded Interactive Services. We have grown our interactive services line of business organically and through acquisitions. We provide automated notification services across several industries, including healthcare, utilities, financial services, telecommunications, transportation, government and public safety. Additionally, with the acquisitions in 2014 and 2015 of Reliance Holding, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), the assets of GroupCast, LLC, doing business as SchoolReach (“SchoolReach”), and substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool (“SharpSchool”), we expanded our interactive services into a leadership position in the K-12 education market in the U.S.

— “One West” Initiative. Our history of acquisitions provided us with industry-leading brands such as Intrado, InterCall, TeleVox, and many more. These brands are well known in their respective markets. However, many of our clients were not aware of the breadth of our offerings sold under different brand names. We believe that unifying our offerings under the “West” name will allow us to leverage one brand in our marketing efforts and drive additional cross-selling opportunities.

This initiative is not limited to the branding of our services. Our management team is focused on internal programs that are intended to leverage the existing assets and expertise of our employees across all of our lines of business. We will focus on several efforts to transform the Company’s operations to be more efficient. These efforts include collaboration between employees in different lines of business, simplification and automation of certain processes, leveraging existing technology infrastructure and consolidating efforts across the Company in each of our procurement, capital expenditure and carrier management functions.

The primary goal of these initiatives is to become a more responsive organization, delivering faster innovation to satisfy our clients’ needs, and to develop the ability to offer clients solutions for their communications needs that combine services across our lines of business.

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

We financed the Recapitalization with equity contributions from the Sponsors and the rollover of a portion of our equity interests held by Gary and Mary West, the founders of the Company, and certain members of management, along with a senior secured term loan facility, a senior secured revolving credit facility and the private placement of senior notes and senior subordinated notes.

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

On March 27, 2013, we completed our initial public offering by selling an aggregate of 21,275,000 shares of our common stock at a price to the public of $20.00 per share. The initial public offering resulted in net proceeds to us of $398.1 million after deducting underwriting discounts and commissions of approximately $24.5 million and other offering expenses of approximately $3.0 million.

Our principal executive offices are located at 11808 Miracle Hills Drive, Omaha, Nebraska 68154, and our telephone number at that address is (402) 963-1200. Our website is www.west.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission. None of the information on our website or any other website identified herein is part of this report. All websites in this report are intended to be inactive textual references only.

During 2015, we implemented a revised organizational structure under which our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services, including collaboration services, UCasS and telecom services;

•	Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services, 9-1-1 solutions for enterprises and database management;

•	Interactive Services, including proactive notifications and mobility, interactive voice response (“IVR”) self-service, cloud contact center and professional services; and

•	Specialized Agent Services including healthcare advocacy services, cost management services and revenue generation.

Beginning in 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

Our Services

We believe we have built our reputation as a best-in-class service provider by delivering differentiated, high-quality services for our clients. Our portfolio of technology-driven, communication services includes:

Unified Communications Services

We provide our clients with a range of integrated unified communications (“UC”) services. We combine reliable, world-class technologies with deep experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific needs. Our products and services can improve many aspects of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

UC is commonly defined as the integration of real-time enterprise communication services with non-real-time communication services like unified messaging (email, integrated voicemail, short message service (“SMS”) and fax). We focus specifically on midmarket and large enterprise clients with a complete unified communications cloud-based solution which consists of enterprise voice, conferencing and collaboration, network management, unified messaging and presence, contact center and client application integration. In addition, we continue to expand our broad communications services with support for high-end videoconferencing, Skype for Business integration, webcasts and other digital media services.

Utilizing UC services allows our clients to replace their on-premise private branch exchange (“PBX”) infrastructure with a cloud-based, hosted UC service and derive the benefits of moving from a capital expenditure investment model to a more flexible, scalable and responsive operating expense model. It also allows clients to focus their limited resources on their core business and benefit from the support, reliability and efficiency of West as their service provider. Our Unified Communications Services reportable segment includes the following:

UCaaS

•

Unified Communications as a Service. The delivery of unified communications technology is provided as a hosted, or cloud-based, service commonly referred to as Unified Communications as a Service (“UCaaS”). Our Company has extensive experience in designing, deploying and managing UCaaS solutions as well as the ability to provide superior long-term support to our clients. Gartner, Inc. a leading research and advisory firm has positioned West in the “Leaders” quadrant of its “Magic Quadrant for UCaaS, Multiregional” report for each of the past four years. The recognition is based on West’s ability to execute and its completeness of vision in the UCaaS space. As one of 20 UCaaS providers assessed by Gartner for the 2015 report, West is one of three to be positioned within the “Leaders” quadrant.

In its November 2015 “Critical Capabilities for Unified Communications as a Service, Global 2015” report, Gartner rated West as the strongest provider of UCaaS services in its two use cases centered on the needs of the large enterprise. West also received the second highest score for clients with a multinational unified communications requirement.

West delivers solutions that include technology from leading providers such as Cisco and Microsoft, while adding our own technology to bring together a complete UC solution for clients. West holds Cisco Gold Partner, Cisco Cloud Provider and Cisco Managed Services Channel Program Master certifications and was named the 2014 Cisco Cloud Partner of the Year U.S./Canada.

Managed Voice Services

•

Hosted IP-PBX and Enterprise Call Management allows an enterprise to upgrade its communications technology with cloud-based, on–demand services including full PBX functionality, advanced enterprise and personal call management tools, contact center solution and leading edge unified communications features. These services can be fully integrated with a client’s existing IP or legacy time-division multiplexing (“TDM”) infrastructure where required, leveraging investments already made in telephony infrastructure and providing a seamless enterprise-wide solution. On October 31,

2015, we completed the acquisition of Magnetic North Software, Ltd., (“Magnetic North”), a leading U.K.-based provider of hosted customer contact center and unified communications solutions to enterprises. This acquisition provides us with an expanded presence in Europe, the Middle East and Africa (“EMEA”), strong partner relationships and an integrated UC contact center platform that we expect to use across our lines of business to provide clients with the capability to deliver seamless and contextual multichannel consumer experiences.

•

Hosted IP Trunking Solutions provide enterprise clients with carrier–grade service, along with the benefits of next–generation IP–based service that allows their business to run more efficiently. These solutions deliver a consistent set of voice services across an enterprise’s infrastructure, with flexible IP and TDM trunking options for clients’ on–site PBX.

Network Services

•

Hosted Managed Multiprotocol Label Switching (“MPLS”) Network Services provide enterprise clients with a mechanism for transporting data and voice content along with other real-time business applications. Centralized management services provide continuous network monitoring and management.

•

Cloud-Based Network Security Services aggregate a set of technologies into one simple and scalable cloud–based solution that provides clients of our MPLS network services with network protection. This service can help protect the client’s network from spam and viruses, unauthorized intrusions and inappropriate web content, while providing simplicity and consistency of security policy management and eliminating single points of failure and bottlenecks that can occur with premise-based security solutions.

•

Professional Services and System Integration provide our clients with advice and solutions to integrate their unified communication systems. We offer consulting, design, integration, and implementation of voice, video, messaging, and collaboration systems and services.

Collaboration Services. We are the largest conferencing services provider in the world based on conferencing revenue according to Wainhouse Research. We have maintained our industry leadership position over the past seven years by adapting to changing client demands and technology. Frost & Sullivan awarded us with the 2015 “Global Conferencing Services Market Leadership” Award based on our vision, early recognition of evolving customer demands, focus on technology innovation, service quality, customer value and superior customer service. In 2015, for the second consecutive year, Gartner positioned the Company in the “Visionaries” quadrant of its “Magic Quadrant for Web Conferencing.”

We managed approximately 167 million conference calls in 2015, a 5 percent increase over 2014. Our collaboration solutions include the following:

•

Audio Collaboration includes our global conferencing service that allows clients to initiate an audio conference at any time, on-demand or by appointment, self-service or with support from event professionals. Our on-demand audio conferencing solutions are available in over 180 countries and our global operator-assisted conferencing solutions are offered in 32 languages. MobileMeet is our mobile application that lets users start, join or schedule meetings from their smartphone or tablet for a seamless meeting experience. MobileMeet features include native calendar integration, push notifications and chat.

•

Web Collaboration allows clients to connect remote parties and bolster collaboration among groups. These web-based tools provide clients with the capability to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting®, as well as through the resale of Cisco, Microsoft and Adobe products. Web conferencing services can be customized to each client’s individual needs, and are integrated with our on-demand audio conferencing platform. Tools that support mobile devices are available to address the growing business demand for wider accessibility.

•	Video Collaboration gives users the ability to create a virtual face-to-face experience with customers, prospects, partners and colleagues without the time commitment and expense of travel.

Digital Media Services

•

Webcasting and Webinars allow users to stream small or large digital media presentations over the Internet. We offer our clients the flexibility of streaming any combination of audio, video (desktop or high-end) or slides using any operating system.

•

Virtual Event Environments deliver targeted content directly to our clients’ audience in a fully-branded, interactive online environment. Clients are able to provide large, global audiences easy and instant access to content, experts and peers live or on demand. Examples of virtual events include trade shows, product launches, job fairs and employee town hall meetings. We offer clients consulting, project management and implementation of these virtual event environment solutions. West was named the 2014 winner of the Best Virtual Learning Environment by Elearning! and Government Elearning! Magazines.

•	Video Managed Services and Video Bridging Services provides clients with the ability to fully outsource the management and support of video conferencing to an experienced and trained staff.

Telecom Services. We provide local and national tandem switching services that facilitate an efficient exchange of network traffic between originating and terminating networks throughout the U.S. We connect people and unite networks by delivering interconnection services for all types of providers, including wireless, wireline, cable and VoIP. We operate a next-generation technology-agnostic national network providing a cost effective means for TDM to IP conversion for IP networks that require access to the Public Switched Telephone Network (PSTN). We provide carrier-grade interconnections that reduce cost and merge traditional telecom, mobile and IP technologies onto a common, efficient backbone. Telecom Services also provides much of the telecommunications network infrastructure that supports our conferencing business. We offer the following telecom services:

•

Toll-Free Services. We provide toll-free origination and termination services to wireless carriers, cable operators, Competitive Local Exchange Carriers (“CLECs”) and VoIP service providers. Our solutions provide a more scalable and efficient way for service providers to route toll-free calls. Through an extensive network of interconnections, proprietary reporting and flexible online management tools, service providers can achieve optimal network operating efficiencies.

•

Direct Inward Dialing. We are a licensed CLEC with our own telephone number ranges and network infrastructure. Our wholesale Direct Inward Dial service is ideal for resellers, voice service providers or calling card services who need a simple solution backed by a secure network. Our application programming interface (API) and customer portal provides clients with access to our back office tools.

•	Termination Services. We provide high-quality, low-cost termination service throughout the entire North American dialing plan using our soft switch platform and direct network interconnections.

Safety Services

We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; VoIP providers; alarm/security companies; as well as public safety organizations, government agencies and enterprises. West services the entire public and personal safety ecosystem with reliable networks and a deep understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies.

We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points (“PSAPs”). Our seamless, reliable, and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers including all major Incumbent Local Exchange Carriers (“ILECs”), most CLECs, as well as wireless carriers, VoIP service providers and telematics providers. We believe we are the leading database management provider in the industry, managing over 213 million ILEC, CLEC and VoIP records. We continue to develop and support new technologies for existing providers as well as support new entrants such as Over the Top (“OTT”) providers. OTT29-1-1® was successfully introduced to the market in 2015, offering a complete solution for OTT service providers to transport emergency caller requests for assistance to the appropriate agency.

We believe we are one of the largest providers of safety services based on the number of 9-1-1 calls that we and other participants in the industry facilitate and the percentage of the population served by our desktop communication technology. In 2015, we facilitated approximately 290 million 9-1-1 calls including an estimated 109 million transactions in support of our clients’ Enhanced 9-1-1 (“E9-1-1”) mobile routing and location requests.

The Company provides 9-1-1 voice and data services and/or call handling equipment to over 6,000 PSAPs across the U.S. and Canada. With nearly 15 years of running IP networks for 9-1-1 call delivery, we are uniquely positioned to help both PSAPs and telecommunications carriers meet the ever-increasing demand of emerging IP-based technologies.

We offer the following safety services:

•

9-1-1 Network Services are the systems that enable the routing and delivery of emergency calls to the appropriate PSAP. Wireline and wireless carriers, VoIP service providers, telematics and cable operators, alarm companies and satellite phone providers depend on West for location determination and routing and delivery services to support 9-1-1 operations and meet emergency communications requirements.

Our i3-compliant Emergency Services IP Network (“ESInet”) provides the interoperability and advanced routing options that PSAPs need to meet standards requirements and move to the future of Next Generation 9-1-1 (NG9-1-1). Emerging technologies based on i3-compliant architecture provide increased flexibility and reliability in the delivery of 9-1-1 calls.

•

9-1-1 Telephony Systems and Services include our fully-integrated desktop communications technology solutions that public safety agencies use to enable E9-1-1 call handling. Our next generation 9-1-1 call handling solution is an IP-based system designed to significantly improve the information available to first responders by integrating capabilities such as the ability to send text messages, photos or video to PSAPs.

Utilizing VoIP technology, our VIPER® system provides PSAPs with enhanced call taking efficiencies, high availability, automatic call distribution and remote deployment capabilities. VIPER has been successfully installed in thousands of call taking positions across North America.

According to Frost & Sullivan, West is the market leader, based on customer premise equipment (“CPE”) revenue, and is expected to maintain this leadership position for the entirety of Frost & Sullivan’s forecast period (2012-2020). Frost & Sullivan called West a “full end-to-end solution provider” offering “all ESInet components, systems integration, IP network, GIS and CPE.”

•

9-1-1 Solutions for Enterprises help organizations of all types and sizes meet their E9-1-1 obligations by routing 9-1-1 calls and detailed location information to the appropriate PSAP. We support all subscriber endpoint types, including IP phones, soft phones, and wireless phones connected to various voice platforms. The acquisition of 911 Enable in September 2014 allows us to build on our expertise in the enterprise VoIP market to deliver improved emergency response for IP-based enterprise clients across the U.S. and Canada.

•	Database Management. The Company manages the 9-1-1 location data for over 213 million ILEC, CLEC, and VoIP records.

Interactive Services

We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including IVR self-service, proactive notifications and mobility, cloud contact center and comprehensive professional services. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create a connected customer experience across channels. Our high-capacity and high-availability platform can be deployed in a number of ways and integrated with other inbound and outbound communication channels. In most cases, our technology also directly interfaces with our client’s internal systems, including customer relationship management, PBX and enterprise reporting platforms. In 2015, our IVR, contact center, and alerts and notifications platforms received or delivered over 6.5 billion multichannel messages on behalf of our clients. We offer the following interactive services:

•

Proactive Notifications and Mobility empower enterprises to reach out in real time, generate stronger engagement and improve the customer experience. By learning, storing and using user preferences and behaviors, our clients can personalize automated notifications to deliver exactly what their customers want in their preferred channel. We provide customized voice, email, SMS messages and push notifications sent on behalf of our clients, delivered with personalized and contextual information directly to mobile devices, wireless phones or email inboxes. We are a leading provider of these services in the utility, healthcare, retail pharmacy and K-12 education markets in the U.S.

•

IVR Self Service includes integrated hosted routing, natural language speech/IVR, mobile, email and SMS solutions. Examples of self-service applications used by our clients include answer supervision and routing, accessing account balances, activation of credit cards, placing orders, answering frequently asked questions and stop/start service. In addition to providing information and enabling transactions, our solutions enable clients to track their customers’ interactions across channels and devices in order to provide a more efficient interaction.

•

Cloud Contact Center allows our clients to coordinate and more efficiently manage agents in multiple call centers with greater control, flexibility and cost-effectiveness. Our system allows for easy orchestration of new and existing communication channels to route conversations to skilled representatives anywhere in the world, with the context and customer information that today’s consumer expects. Our solution integrates within a client’s current technology environment, eliminating the expense and effort of replacing existing technologies.

•

Professional Services includes network management, application design, speech science and usability testing, customer journey mapping, strategic account support and complex business intelligence and data analytics.

Specialized Agent Services

We provide our clients a combination of highly skilled subject matter experts with proven analytics and technology to provide solutions for the fast-growing healthcare market. We believe we are the leading provider of healthcare advocacy products and services to employees of large organizations. We also help health insurance payers, third-part administrators and self-insured employers improve cash flow and reduce healthcare costs by identifying and recovering overpaid and third-party liability claims. Additionally, we offer business-to-business sales across multiple vertical markets with a focus on increasing our clients’ market share and improving customer relationships. We offer the following specialized agent services:

•

Healthcare Advocacy. We serve over 40 million Americans through more than 10,000 client relationships, including many of the nation’s largest companies. By helping members personally maneuver healthcare issues, we save our clients time and money. Our leading-edge technology platform combined with clinical experts can support consumers with any healthcare issue. We leverage the power of data analytics with pricing transparency and personalized health communications to help members make better-informed decisions and get more value from the healthcare system. Additional services include wellness coaching, Employee Assistance Programs, nurse line, biometrics screenings and chronic care solutions. We entered this market through the acquisition of Health Advocate™, Inc. (“Health Advocate”) in June 2014.

•

Cost Management. As a leading national provider of healthcare cost containment solutions, we help health insurance payers, third-party administrators and self-insured organizations improve cash flow and claims payment accuracy while reducing medical and administrative expenses. We do this by providing a number of solutions across the claims payment continuum, including pre-payment claims integrity (or claims accuracy) services, post-payment claims integrity services, subrogation/third-party liability identification and recovery services, and survey services. Our investigative and survey services gather information so payers/administrators have the information they need to pay claims accurately the first time. Our data analytics expertise, long-standing client partnerships and innovative solutions allow for increased dollars saved and recovered, which we believe drives down the overall cost of healthcare.

•

Revenue Generation. We are one of the nation’s leading providers of business-to-business sales and account management services. Leveraging our three decades of experience, we use a consultative, analytically driven approach to design and implement customized sales solutions for each partner. Our associates follow a sophisticated sales methodology and use a tailored, multichannel approach to effectively engage with customers in multiple business markets. From working as a team with our partners’ outside sales teams, to delivering revenue in assigned accounts, our revenue generation solutions help our clients drive incremental sales, increase market share and strengthen relationships with their customers.

Market Opportunity

Consistent with our investment strategy, we have and will continue to target new and complementary markets that leverage our depth of expertise in technology-enabled communication services. As we continue to increase the variety of services we provide, we intend to pursue opportunities in markets where we are able to leverage our technology capabilities and industry expertise. We believe our strongest growth opportunities will come from UCaaS, safety services and interactive services. These businesses serve large, fast-growing markets with relatively predictable and steady growth, and are characterized by recurring, valuable transactions and strong margin profiles.

Unified Communications Services

The market for cloud-based UCaaS worldwide was approximately $10.5 billion in 2015 and is expected to grow at a compound annual growth rate (“CAGR”) of 12% through 2019 according to Gartner, Inc.

The market for worldwide audio, web and video conferencing is large and mature. The conferencing market was approximately $6.9 billion in 2015 and is expected to grow at a CAGR of 4% through 2019 according to Wainhouse Research. Through organic growth and multiple strategic acquisitions, we have become the leading global provider of conferencing services since 2008 based on revenue, according to Wainhouse Research.

Safety Services

The market for safety services represents a highly attractive opportunity. According to Compass Intelligence, approximately $2.9 billion of government-sponsored funds were estimated to be available for 9-1-1 and next generation 9-1-1 applications, hardware and systems expenditures in 2015, and such funds are expected to grow at a 3.6% CAGR through 2019. Given the critical nature of these systems and services, government agencies and other public safety organizations prioritize funding for such services to ensure dependable delivery. Further, as communities across the U.S. upgrade outdated 9-1-1 systems to next generation 9-1-1 platforms, we believe our suite of services is best suited to capture the demand.

Interactive Services

According to Gartner, the market for SMS/mobile apps in North America will be approximately $2.7 billion in 2016 and is expected to grow at a CAGR of 26% through 2018. Gartner industry analysts believe this growth is being driven by a number of factors, including the accelerating product and technology innovation cycles leading to greater adoption of customer data analytics, self-service functions and multichannel interaction across services and consumer devices.

Technology, Industry and Societal Trends

We also believe that we are well positioned to take advantage of rapidly growing markets such as healthcare, as well as emerging technology, industry and societal trends such as IP infrastructure, unified communications, migration to cloud-based solutions, mobility, Internet of Things (“IoT”), consumer’s desire for personalized experiences, analytics or “Big Data,” globalization, a growing remote workforce and video.

Enterprises continue to shift business applications to the cloud. According to Gartner: “As premise-based telephony infrastructure reaches end of life, organizations of all sizes will increasingly evaluate cloud telephony solutions as a preferred option to purchasing another premise-based platform.” Gartner also predicts that by 2020 over 90% of enterprise voice calls in the digital workplace will originate from collaboration applications, up from less than 30% today.

Continued focus by companies on meeting the needs of more demanding consumers who want self-service and a better customer experience is propelling growth in our cloud-based customer engagement solutions like those offered by our interactive services line of business. Mobile location-based services and marketing continue to grow rapidly. We believe this “mobile-centric” mindset and the use of contextual mobile advertising and customer service will drive additional growth opportunities.

The IoT is expected to grow rapidly over the next several years. Cisco estimates that more than 50 billion devices will be connected to the Internet by 2020. Gartner believes the IoT connectivity services spending was approximately $10 billion in 2015 and will grow to $31 billion by 2020. They also estimate IoT consumer services spending was approximately $5 billion in 2015 and will grow to $39 billion by 2020. Gartner also estimates end-user spending on professional IoT services was approximately $178 billion in 2015 and will be approximately $412 billion in 2020. We see opportunities to leverage our technology to take advantage of this growth with our Safety Services and Interactive Services reportable segments.

We believe the healthcare market provides us with opportunities to leverage our technology capabilities across our lines of business. We currently serve every sector of healthcare including providers/health systems/Accountable Care Organizations, health plans/payers, self-insured employers, pharmaceutical companies and retail pharmacies. Each of these healthcare sectors is seeking new ways to serve consumers. Healthcare consumers are being compelled to take a more active role in managing their health and healthcare spend. Expanded use of communication tools and technologies that cater to consumer needs are expected to continue to grow. We have communication technologies, clinical agent support services and analytics to deliver a better, more efficient healthcare consumer experience. The initial focus of our new healthcare practice is to provide healthcare organizations with patient-centered communication solutions including automated communications using voice, text, email and mobile technologies along with providing clinical agents who can speak with patients on more complex health matters.

Our Competitive Strengths

We have developed expertise to serve the needs of clients who place a premium both on the services we provide and our industry expertise. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve and enable us to deliver operational excellence to clients.

— Broad Portfolio of Product Offerings. Our technology platforms combined with our experience and operational expertise allow us to provide a broad range of service offerings for our clients. Our ability to provide our clients with a reliable, efficient and cost-effective alternative to process high volume, complex voice and data transactions helps them to improve their business and serve their users and customers more effectively and efficiently.

— Innovative Application of Technology Enables Scalable Operating Model. Our strengths across technology and multiple channels allow us to efficiently process transactions for our clients. We cross-utilize our assets and shared service platforms across our businesses, providing scale and flexibility to handle greater transaction volume, offer superior service and develop new offerings more effectively and efficiently. We foster a culture of innovation and have been issued approximately 332 patents and have approximately 261 pending patent applications for technology and processes that we have developed. We continue to invest in new platform technologies and to enhance our portfolio with patented technologies, which allow us to deliver premium services to our clients.

— Strong Client and Partner Relationships. We have built long-lasting, integral relationships with our clients who operate in a broad range of industries, including telecommunications, retail, financial services, safety, technology and healthcare. Our top ten clients in 2015 had an average tenure with us of over 14 years. In 2015, our 100 largest clients represented approximately 44% of our revenue and approximately 35% of our revenue came from clients purchasing multiple service offerings. We also have strong relationships with partners in many of our lines of business that significantly enhance our go-to-market sales and distribution capability. Some of our partners provide complementary technology that we integrate with our core service offerings to deliver higher value to our clients. In many of these cases, we are also able to leverage our partners’ sales and distribution capabilities. Other partners resell our services, private label our services under their brand, or integrate our services into their core products.

— Operational and Service Excellence. We achieve the results our clients are seeking through increased productivity, reliability and scale. Our ability to improve upon our clients’ communications processes is an important aspect of our value proposition. We leverage our technology infrastructure and shared services platforms to manage higher value transactions and achieve cost savings for our clients and ourselves.

— Ability to Optimize Free Cash Flow. Our business generates significant free cash flow. In 2015, we generated $274.0 million in free cash flow. We used these funds, along with the proceeds of our divestiture, to repay $258.7 million of long-term debt, acquire three companies, repurchase two million shares of our common stock, pay a dividend to shareholders and reinvest in our business. In 2016, we expect to generate between $235 million and $265 million in free cash flow. We expect to use this cash for dividends, to pay down debt, make acquisitions and for stock buybacks.

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

Our Business Strategy

Our strategy is to identify growing markets where we can deploy our existing assets, experience and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and market leadership. Key aspects of our strategy include the following:

— Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 35% of our revenue in 2015 came from clients purchasing multiple service offerings from us. We intend to leverage our large global sales team and diversified client base to continue to cross-sell our services. We seek out clients with plans for growth and expect to participate in that growth along with our clients. As we demonstrate the value that our services provide, often starting with a single service, we are frequently able to expand the size and scope of our client relationships.

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

— Capitalize on Select Global Opportunities. In addition to expanding and enhancing our existing relationships domestically, we will selectively pursue new client opportunities globally. Our expertise in collaboration services has allowed us to penetrate substantial international markets. In 2015, approximately 21% of our consolidated revenue was generated outside of the U.S. We believe our distribution capabilities, including approximately 344 international sales personnel, provide us with the opportunity to drive incremental revenue. We anticipate that the 2015 acquisition of U.K.-based Magnetic North will drive additional opportunities internationally.

— Continue to Enhance Leading Technology Capabilities. We believe our service offerings are enhanced by our superior technology capabilities and track record of innovation, and we will continue to target services where our reliability, scale and efficiencies enable us to address our clients’ communication issues or enhance the results of their communications.

— Continue to Enhance Our Market Position Through Selective Acquisitions. Since 2000, we have completed 33 acquisitions of businesses and technologies with a total value of approximately $2.9 billion. We will continue to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur through organic growth, we expect to continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders.

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

At December 31, 2015, we had approximately 804 sales and marketing personnel in our Unified Communications Services reportable segment, approximately 49 sales and marketing personnel in our Safety Services reportable segment, approximately 22 sales and marketing personnel in our Interactive Services reportable segment and approximately 98 sales and marketing personnel in our Specialized Agent Services reportable segment.

Competition

Unified Communications Services

The UCaaS market is a highly competitive and fast-growing market characterized by a large number of traditional carrier service providers entering the mid-market to enterprise market with proprietary versions of hosted or “cloud-based” unified communications service offerings, as well as SMB-targeting competitors who compete more aggressively on price. The principal competitive factors include, among others, experience in implementing and designing enterprise level networks, on-demand and integrated hosted communications and collaboration platforms and expertise in integration of a broad variety of unified communications applications both in implementation and professional services consultation. Our principal competitors in this industry at the enterprise level include Microsoft, AT&T, Verizon, BT, ShoreTel and Google for hosted services solutions and IBM, Hewlett-Packard, Verizon Business and regional integrated service vendors for professional services. We also face competition from clients who implement premise-based solutions from providers like Avaya, Cisco and ShoreTel. The small to medium sized business market has hundreds of regional competitors with a few, such as 8x8 and RingCentral that compete on a national scale.

The principal competitive factors in the collaboration services market include range of service offerings, global capabilities, price and quality of service. Our principal competitors include AT&T, Verizon, PGi, BT Conferencing, Cisco Systems, Citrix, Adobe and other premise-based solution providers.

The principal competitive factors in the telecom services market include network performance, coverage, breadth of interconnections, pricing and the ability to support converging technologies (TDM or IP). Competitors in this market include Inteliquent, Peerless Network and a limited number of CLECs.

Safety Services

The market for safety services is competitive. The principal competitive factors in wireline and wireless safety services are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the incumbent local exchange carrier and competitive local exchange carrier markets generally include internally developed solutions as well as TeleCommunications Systems. Competitors in the mobility (wireless, VoIP, OTT, cable, alarm) market include TeleCommunications Systems and competitors in the VoIP services market include Bandwidth.com, Inc. Competition in the public safety desktop market is driven by features, functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include Airbus DS Communications and EmergiTech.

Interactive Services

Within interactive services, the alerts and notifications market is highly competitive and fragmented, characterized by a large number of vertically focused competitors addressing specific industries, including healthcare, travel, education, credit collection and government. The principal competitive factors in this market are speed of delivery and implementation, the ability to deliver complex and integrated communications across multiple channels, the effective use of analytics, the capacity and scalability of processing those transactions reliably and the cost of delivering solutions.

In the IVR self-service and hosted contact center market, competition ranges from large integrators and telecommunications companies to niche providers focused on singular products and software companies. Competitors in this market include Genesys, Interactive Intelligence, InContact, Nuance, AT&T and Verizon Business.

Specialized Agent Services

The principal competitive factors in the specialized agent services markets in which we participate include, among others, quality of service, industry-specific expertise and price. Competitors in the healthcare advocacy market include health insurance plan providers as well as companies that specialize in specific programs we offer, such as employee assistance plans or wellness programs. Competition in the business-to-business services market generally comes from companies that perform these activities in-house. Competitors in the cost management industry include a company’s internal operations, Cotiviti Corporation, The Rawlings Group and Optum.

Our Clients

Our clients vary by line of business and operate in a wide range of industries, including telecommunications, retail, financial services, government, education, utilities, technology and healthcare. We have tens of thousands of clients that use our services, ranging from small businesses to Fortune 100 clients.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2015, our 100 largest clients accounted for approximately 44% of our revenue. No client accounted for 10% or more of our revenue in 2015.

Our Personnel

As of December 31, 2015, we had approximately 10,630 total employees, of which approximately 4,180 were employed in the Unified Communications Services reportable segment, approximately 1,210 were employed in the Safety Services reportable segment, approximately 1,380 were employed in the Interactive Services reportable segment, approximately 3,340 were employed in the Specialized Agent Services reportable segment and approximately 520 were employed in corporate support functions. Of the total employees, approximately 2,160 were international employees.

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

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platforms is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. Our technological platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on internally developed software systems to customize our services. As of December 31, 2015, we employed a staff of approximately 2,500 professionals in our technology departments.

We recognize the importance of providing uninterrupted service for our clients. We have invested significant resources to develop, install and maintain facilities and systems that are designed to be highly reliable and scalable. Our facilities and systems are designed to maximize system availability and minimize the possibility of service disruption.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. At December 31, 2015, we owned approximately 332 registered patents and approximately 313 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. Certain of our patents will expire in 2018. From time to time, we may sell a portion of our patent portfolio, when we have concluded that the benefit of the sale outweighs the benefits to our business of continuing to maintain exclusive ownership of the applicable patents. We do not expect these patent expirations or sales to have a material adverse effect on our business. Trademarks continue as long as we actively use the mark. We have approximately 261 pending patent applications pertaining to technology relating to transaction processing, call center and specialized agent management, data collection, reporting and verification, collaboration and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2015, revenue attributed to foreign countries was approximately 21% of our consolidated revenue and long-lived assets attributed to foreign countries were approximately 8% of our total consolidated long-lived assets.

In 2015, we operated out of facilities in the U.S. and approximately 20 foreign jurisdictions in North and South America, EMEA and Asia-Pacific (“APAC”).

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

In addition to healthcare information, our databases contain personal data of our customers and clients’ customers, including credit card and other personal information. Federal law requires protection of customer proprietary network information (“CPNI”) applicable to our clients. Federal and state laws in the U.S. as well as those in the European Union require notification to consumers in the event of a security breach in or at our systems if the consumers’ personal information may have been compromised as a result of the breach. We have implemented processes and procedures to reduce the risk of security breaches, and have prepared plans to comply with these notification rules should a breach occur. Any failures in our security and privacy measures, however, could adversely affect our business, financial condition and results of operations. See the risk factors related to security breaches in “Risk Factors.”

Telecommunications

Our Safety Services, Unified Communications Services and Interactive Services reportable segments are subject to significant regulation by the Federal Communications Commission (“FCC”) and state utility commissions. For some services, we are required to maintain licenses with the FCC and/or state utility commissions.

With respect to Safety Services, our wholly-owned indirect subsidiary, Intrado Communications Inc. (“Intrado Communications”) is subject to various regulations as a result of its status as a regulated competitive local exchange carrier, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions’ regulations and FCC regulations adopted under the Telecommunications Act of 1996, as amended. Intrado Communications holds licenses from public utility commissions in 45 states and the District of Columbia. Its wholly owned affiliate, Intrado Communications of Virginia holds a license in Virginia. Also, under the New and Emerging Technologies 9-1-1 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated October 21, 2008), West’s wholly owned subsidiary, Intrado Inc., is required to provide access to VoIP telephony providers certain 9-1-1 and E9-1-1 elements.

On December 12, 2013, the FCC released a Report and Order (“9-1-1 Order”), Improving 9-1-1 Reliability, Reliability and Continuity of Communications Networks, Including Broadband Technologies, FCC 13-158, requiring 9-1-1 Service Providers (as defined in the 9-1-1 Order), among other things, to certify that the 9-1-1 Service Provider has audited and identified critical 9-1-1 transmission and monitoring facilities and taken reasonable steps to ensure reliability. For the purpose of these certifications, Intrado Communications may need cooperation from third party providers of network services to obtain relevant data. The providers Intrado Communications relies on may not be able to provide the necessary data or may not agree to provide the necessary data at a reasonable commercial rate.

The market in which our Safety Services business unit operates may also be influenced by legislation, regulation, and judicial or administrative determinations which seek to promote a national broadband plan, a nationwide public safety network, next generation services, and/or competition in local telephone markets, including 9-1-1 service as a part of local exchange service, or seek to modify the Universal Service Fund (“USF”) program.

On November 11, 2014, the FCC issued a Policy Statement and Notice of Proposed Rulemaking (“NPRM”), FCC 14-186, proposing to add additional 9-1-1 reliability requirements and to expand the scope of 9-1-1 Service Providers to which the rules apply. The NPRM also proposes certification of new 9-1-1 Service Providers as well as notice and approval requirements when 9-1-1 Service Providers change network configuration or discontinue service. The FCC has taken comments on the NPRM, and we are analyzing any potential further impact to our Safety Services business unit. If the rules are adopted, they could impact business operations and require costs associated with compliance.

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

Federal laws regulating the provision of traditional telecommunications services may adversely impact our collaboration business. Our collaboration business has submitted forms to the Universal Service Administrative Company (“USAC”) and paid federal USF and similar fees since August 1, 2008 based on our good faith interpretation of the revenue reporting requirements and classification of our services. To the extent that USAC or the FCC disagrees with the methodology or classification of our services, we may be subject to additional costs and obligations applicable to more traditional telecommunications service providers.

Through our wholly owned indirect subsidiary, West Telecom Services, LLC (formerly HyperCube Telecom Services, LLC) (“West Telecom Services”), we act as a telecommunications carrier and provider of switching services throughout the United States. West Telecom Services routes communications traffic to all other carriers, including wireless, wireline, cable telephony and VoIP companies. West Telecom Services has obtained licenses to offer telecommunications services from the FCC and authorization to offer facilities-based and resold telecommunications services from state utility commissions in 47 states and the District of Columbia.

The FCC exercises regulatory authority over the pricing of the tandem transit and access services offered by West Telecom Services. On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking, FCC Release No. 11-161 (“FCC Order”) that comprehensively reforms the system under which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic. The FCC adopted bill-and-keep as the ultimate uniform, national methodology for all terminating telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, the rate for exchanging terminating traffic is zero and terminating carriers look to their subscribers to cover the costs of providing termination services. The FCC Order did not address rate levels for tandem transit services.

The rules adopted by the FCC provide for a multi-year transition to a national uniform bill-and-keep framework. Carriers were required to cap most terminating interstate and intrastate intercarrier compensation rate elements as of December 29, 2011. To reduce the disparity between intrastate and interstate terminating end office rates, carriers were required to bring intrastate rates, where they were higher than interstate rates, to the level of interstate rates in two steps, the first by July 1, 2012, and the second by July 1, 2013. Thereafter, carriers such as West Telecom Services must reduce their interstate and intrastate termination and transport rates to bill-and-keep by July 2018.

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

Several states, industry groups, and other telecommunications carriers filed petitions for reconsideration with the FCC as well as petitions for review of the FCC Order in federal courts. The cases were consolidated for review before the US Court of Appeals for the 10th Circuit. The 10th Circuit issued a decision in May 2014 that upheld the FCC Order. That decision was further appealed to the United States Supreme Court, and the Petition for writ of certiorari was denied.

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

Under the Twenty-First Century Communications and Video Accessibility Act (“CVAA”) and the FCC’s implementing rules, providers of advanced communications services are required to make their services accessible to persons with disabilities. These obligations require that providers of electronic messaging, chat, non-interconnected VoIP and “interoperable video conferencing” must make their products and services accessible to persons with disabilities unless it is not “achievable” to do so. The CVAA and its rules also impose stringent record-keeping and annual reporting obligations on advanced communications services and on telecommunications and VoIP services previously subject to a different disabilities access standard.

On November, 13, 2013, the FCC issued a Report and Order, In re Rural Call Completion, Report and Order and Further Notice of Proposed Rulemaking, FCC 13-135, mandating, among other things, that providers of long-distance voice service that make the initial long-distance call path choice for more than 100,000 domestic retail subscriber lines record and report certain data related to call completion on a quarterly basis. The Order impacts our WIPC and West Telcom Services subsidiaries which have taken steps necessary to comply with the Order.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. Any delays in implementation of the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See the risk factors related to the effects of such regulation on our business in “Risk Factors.”

Teleservices

Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protections Act of 1991 (“TCPA”), authorized and directed the FCC to regulate the telemarketing industry. The FCC set forth rules to implement the TCPA. Most significantly, the TCPA prohibits the use of automated dialers to call cellular telephones without consent of the consumer and the potential liability for violations of this provision is substantial. In 2013 several United States District Courts held that the defendant violated the TCPA when it used an automated dialing device to call a residential line that had been converted to a VoIP service or used an automated dialing device to call a cell phone number where appropriate consent had been obtained but the number had since been reassigned by the carrier to a third party without the knowledge of the caller. In addition, some United States District Courts in 2013 held calls dialed in a mode which required an employee to launch each call from their desktop could still be considered automated calls and a violation of the TCPA because the equipment used to make the calls had the “capacity” to act as an automatic telephone dialing system. In July, 2015, the FCC issued a declaratory Ruling and a clarification making the rules under the TCPA more restrictive. We took necessary steps to address the Ruling by conducting training, reviewing dialing systems, and modifying contract language to ensure compliance. Violations of the TCPA carry a potential penalty of $500-$1,500 for each time a number is dialed in violation of the TCPA through a consumer private right of action. These rules, which have been amended over time, also place other restrictions on the methods and timing of telemarketing sales calls, including:

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

We face technological advances, which have contributed to pricing pressures in the conferencing industry and could result in the loss of customer relationships. Competition in the web and video conferencing services arenas continues to increase as new vendors enter the marketplace and offer a broader range of collaboration solutions through new technologies, including, without limitation, VoIP, on-premise, PBX, unified communications equipment and mobile solutions.

We also face risks from technological advances that we may not be able to successfully address. Some of our competitors have substantially greater personnel and financial resources than we do.

There are services that are experiencing pricing declines. If we are unable to offset pricing declines through increased transaction volume and greater efficiency, our business, results of operations and financial condition could be adversely affected.

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

Growth in our Unified Communications Services and Safety Services businesses depends in large part on continued deployment and adoption of emerging technologies.

Growth in our unified communications services business and our next generation 9-1-1 solution offering is largely dependent on customer acceptance of communications services over IP-based networks, which is still in its early stages. Continued growth depends on a number of factors outside of our control. Customers may delay adoption and deployment of IP communications solutions for several reasons, including available capacity on legacy networks, internal commitment to in-house solutions and customer attitudes regarding security, reliability and portability of IP-based solutions. In the Safety Services reportable segment, adoption may be hindered by, among other factors, continued reliance by customers on legacy systems, the complexity of implementing new systems and budgetary constraints. If customers do not deploy and adopt IP-based network solutions at the rates we expect, for these or other reasons, our business, results of operations and financial condition could be adversely affected. In addition, next generation 9-1-1 deployment introduces reliability challenges greater than those of our traditional 9-1-1 services. Outages may subject the Company to liability claims as well as governmental oversight and fines.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more key clients would result in the loss of revenue.

Our 100 largest clients by revenue accounted for approximately 44% of our total revenue from continuing operations for the year ended December 31, 2015. If we fail to retain a significant amount of business from any of our significant clients, our business, results of operations and financial condition could be adversely affected. For example, we announced in the third quarter of 2015 a large telecom services client would not be retained. Also, in the first quarter of 2014, we announced a large conferencing client would not be retained. The impact of these actions have negatively affected our operating results in 2014 and 2015.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases, whether from human error or fraud or malice on the part of employees or third parties or accidental technical failure, could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Certain of our client contracts do not contractually limit our liability for the loss of confidential information and our insurance may not cover the expected loss. Migration of emergency communications to IP-based infrastructure increases this risk. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Growth in our Unified Communications Services and other new services may provide alternatives to our services which could adversely affect our business, results of operations and financial condition.

Our unified communications services and other new services and enhancements to existing services may compete with our current collaboration services. Continued growth in such emerging technologies may result in the availability of feature rich alternatives to our existing services with a more attractive pricing model. These developments could reduce the attractiveness to customers of our existing product offerings and reduce the price which we can receive from customers with respect to such services, which could adversely affect our business, results of operations and financial condition.

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

In addition, the FCC has adopted rules dictating the manner in which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic, as well as intercarrier compensation between wireline carriers and wireless providers. The rules adopted by the FCC provide for a multi-year transition to a national uniform terminating charge of zero, which is known as “bill-and-keep.” Carriers were required to cap all current rate elements as of December 29, 2011 and to begin reducing their termination and transport rates in annual steps, culminating with a bill-and-keep system by July 2018. In a Further Notice, the FCC is considering changes to rates charged for origination of toll-free traffic, which is a major type of traffic carried by West’s subsidiary, West Telecom Services. There are initiatives by state regulators to address, and possibly reduce, intrastate access rates. We are unable to predict the outcome of these rulemaking efforts, and any resulting regulations could limit our ability to determine how we charge for our services and have an adverse effect on our profitability.

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

As of December 31, 2015, the amount of cash and cash equivalents held by our foreign subsidiaries was $77.7 million. From time to time we may seek to repatriate funds held by these subsidiaries, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

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

As of December 31, 2015, we had goodwill and intangible assets, net of accumulated amortization, of approximately $1.9 billion and $370.0 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At December 31, 2015, our aggregate long-term indebtedness, including the current portion, was $3,400.1 million. In 2015, our consolidated interest expense and accelerated amortization of deferred financing costs was approximately $156.6 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

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

We had a negative net worth as of December 31, 2015, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2015, we had a negative net worth of $552.1 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our Recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At December 31, 2015, under the terms of our debt agreements, we would be permitted to incur up to approximately $575.2 million of additional committed term loan debt or increase commitment to the revolving credit facility, or incur debt by our foreign subsidiaries up to $250 million, all in addition to any current availability that is undrawn as of December 31, 2015 under our revolving credit facility and asset securitization facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face could increase.

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

Our amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions, in some cases that were adopted by our Board of Directors for the purpose of increasing the likelihood that a proposed acquisition is fair to and in the best interests of the stockholders, that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

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

Entities controlled by Gary L. West and Mary E. West, the Gary and Mary West Health Institute and investment funds associated with the Sponsors own, in the aggregate, approximately 47% of our outstanding common stock. Under our amended and restated stockholder agreement with our Sponsors and entities controlled with our Founders, our Sponsors can designate up to five directors, in the aggregate, to our Board of Directors, subject to ownership of our common stock above certain thresholds. Because our Chief Executive Officer will be appointed, and may be terminated, by our Board of Directors, our Sponsors could effectively have the ability to select our Chief Executive Officer through the designation of directors, subject to ownership of our common stock above a certain threshold. As a result, these stockholders, acting individually or together, could control substantially all matters requiring stockholder approval, including the election of most directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that other stockholders would not approve or make decisions with which other stockholders may disagree.

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

On March 3, 2015, we divested certain of our agent-based businesses. In connection with the sale we agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representations and warranties in the purchase agreement for up to $13.75 million in losses, and for certain other matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters facilities in Omaha, Nebraska. We also own two other facilities in Omaha, Nebraska used for administrative activities. Our principal continuing operation locations are noted below.

Reportable Segment	Principal Activities	Number of States in Which Properties are Located		Number of Foreign Countries in Which Properties are Located
		Owned	Leased	Leased
Unified Communications Services	Administration/Sales	—	13	20

Unified Communications Services	Production	2	5	2

Specialized Agent Services	Administration	—	4	1

Specialized Agent Services	Production	—	6	—

Interactive Services	Administration	—	5	1

Interactive Services	Production	—	3	—

Safety Services	Administration	—	4	1

Safety Services	Production	—	2	—

Unified Communications Services has primary business centers in Chicago, Illinois; Louisville, Kentucky; Singapore; and Gloucester, United Kingdom. Other international facilities are located in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Israel, Japan, the Philippines, South Korea, Malaysia, Mexico, Portugal, Spain and Sweden.

Safety Services has a primary business center in Longmont, Colorado and two leased office facilities in Canada.

Interactive Services has primary business centers in Omaha, Nebraska; Mobile, Alabama; Los Gatos, California; and Columbus, Ohio. The business has two international facilities, one in Canada and one in the Philippines.

Specialized Agent Services has primary business centers in Plymouth Meeting, Pennsylvania; Omaha, Nebraska; and Appleton, Wisconsin.

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

Our common stock began trading on the NASDAQ Global Select Market under the ticker symbol “WSTC” following our initial public offering (“IPO”) on March 22, 2013. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock in 2014 and 2015. Subject to legally available funds, we intend to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. In addition our ability to pay dividends is subject to applicable law, our senior secured credit facilities and the indenture governing our senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Covenants” and the risk factors related to our ability to pay future dividends in “Risk Factors.”

2014:	High	Low	Dividend Per Share
First Quarter	$26.24	$21.43	$0.225
Second Quarter	$27.69	$23.00	$0.225
Third Quarter	$30.96	$24.93	$0.225
Fourth Quarter	$34.12	$26.82	$0.225

2015:
First Quarter	$35.98	$30.45	$0.225
Second Quarter	$33.91	$30.00	$0.225
Third Quarter	$30.90	$22.26	$0.225
Fourth Quarter	$26.52	$19.64	$0.225

The number of shareholders of record of our common stock as of February 12, 2016 was approximately 246.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	($) (b)	(c)
Equity compensation plans approved by security holders:
2013 Long-Term Incentive Plan Stock Options	358,582	23.02	5,868,283
2013 Employee Stock Purchase Plan	—	—	442,604
2006 Executive Incentive Plan Stock Options	1,921,448	28.42	—
Nonqualified Deferred Compensation Plan (1)	1,318,044	—	1,710,050
Equity compensation plans not approved by security holders:	—	—	—

Total	3,598,074		8,020,937

(1)	Pursuant to the terms of the West Corporation Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), eligible management, non-employee directors and other highly compensated employees who are approved for participation by the Compensation Committee of our Board of Directors may elect to defer their bonus and up to 50% of their salary, with such bonus and salary deferrals not to exceed $500,000 per plan year. In accordance with the terms of the Deferred Compensation Plan, such deferred compensation will be notionally invested in the same investments made available to participants of the 401(k) plan or our common stock. We match a percentage (50% in 2015) of any amounts notionally invested in our common stock, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year after the individual first participates in the Deferred Compensation Plan. At December 31, 2015, the notionally granted common stock under the Deferred Compensation Plan, including both vested and unvested common stock was, 1,318,044 shares.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 North American Technology Services Index since our IPO. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Index on March 22, 2013 and assumes reinvestment of all dividends. The following performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information and, therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

	West Corporation	S&P 500	S&P 500 North American Technology Services
March 22, 2013	$100.00	$100.00	$100.00
June 30, 2013	$118.63	$106.77	$103.75
September 30, 2013	$119.92	$112.37	$115.45
December 31, 2013	$140.44	$124.18	$130.52
March 31, 2014	$131.97	$126.43	$127.08
June 30, 2014	$149.17	$133.04	$128.19
September 30, 2014	$165.38	$134.55	$128.31
December 31, 2014	$186.63	$141.18	$142.77
March 31, 2015	$192.08	$142.52	$151.04
June 30, 2015	$172.63	$142.92	$151.73
September 30, 2015	$129.65	$133.72	$149.58
December 31, 2015	$125.97	$143.14	$157.23

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows our purchases of our common stock during 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First quarter	1,000,000	29.60	—	—
Second quarter	1,000,000	30.36	—	—
Third quarter	—		—	—
Fourth quarter	—		—	—

Total	2,000,000	$29.98	—	—

(1)	On March 18, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $29.6 million. This private transaction was concurrent with an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share. On June 24, 2015 we purchased 1,000,000 shares of our common stock from the selling stockholders in a private transaction for an aggregate purchase price of approximately $30.4 million. This private transaction was concurrent with an underwritten public offering of 7,000,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share.

During 2015, 117,278 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long Term Incentive Plan reserve.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected consolidated financial data from continuing operations for each of the last five years. The selected consolidated income statement and balance sheet data have been derived from our consolidated financial statements. Our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the “Consolidated Financial Statements and Notes” thereto included elsewhere in this annual report.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands except per share amounts)
Income Statement Data (1):
Revenue	$2,280,259	$2,218,594	$2,120,972	$2,042,526	$1,900,211
Cost of services	970,693	943,331	894,628	845,750	746,544
Selling, general and administrative expenses	853,116	813,856	775,050	753,674	721,018

Operating income	456,450	461,407	451,294	443,102	432,649
Interest expense	(154,273)	(188,102)	(232,935)	(263,984)	(258,550)
Refinancing expense	(2,304)	(73,309)	(23,105)	(2,715)	—
Other, net	(1,200)	7,294	2,488	2,268	10,012

Income before income tax expense	298,673	207,290	197,742	178,671	184,111
Income tax expense	107,757	72,679	74,651	73,459	69,969

Income from continuing operations	$190,916	$134,611	$123,091	$105,212	$114,142

Earnings (loss) per common share from continuing operations:
Basic Class L					$17.18
Diluted Class L					$16.48
Basic Common	$2.29	$1.60	$1.56	$1.71	$(5.23)
Diluted Common	$2.24	$1.57	$1.53	$1.66	$(5.23)
Selected Operating Data (1):
Operating margin (2)	20.0%	20.8%	21.3%	21.7%	22.8%
Income margin (3)	8.4%	6.1%	5.8%	5.2%	6.0%

	As of December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands)
Balance Sheet Data:
Total assets	$3,612,279	$3,818,075	$3,496,644	$3,457,295	$3,237,205
Total debt	$3,400,125	$3,658,786	$3,525,347	$4,017,656	$3,516,365
Other Financial Data:
Cash dividends declared (4)	$76,480	$75,991	$56,443	$511,041	—

(1)	Operating results are from continuing operations.
(2)	Operating margin represents operating income as percentage of revenue.
(3)	Income margin represents income from continuing operations as a percentage of revenue.
(4)	Cash dividends declared in 2015, 2014, 2013 and 2012 were $0.90 per share, $0.90 per share, $0.675 per share and $8.00 per share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications services, safety services, interactive services such as automated notifications, specialized agent services and telecom services. The scale and processing capacity of our technology platforms, combined with our expertise in managing multichannel interactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients and help them build smarter, more meaningful connections. We are dedicated to delivering and improving upon new channels, new capabilities and new choices for how businesses and consumers collaborate, connect and transact. Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified technology-driven services.

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2015, we managed approximately 65 billion telephony minutes and approximately 167 million conference calls, facilitated approximately 290 million 9-1-1 calls, and received or delivered over 6.5 billion multichannel messages. We believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. Our technology-driven platforms allow us to provide a broad range of service offerings to our diverse client base.

Financial Operations Overview

Revenue

Services in Unified Communications are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a user or network circuit basis. Telecom services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

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

Services in Interactive Services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or in the case of subscription arrangements, generally billed in advance and revenue recognized ratably over the contract term.

Services in Specialized Agent Services are generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is generally based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period.

For all of our reportable segments, fees received for future service periods are deferred until the service is performed.

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

The divestiture resulted in a $48.2 million after tax gain in 2015 which is included within income from discontinued operations. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after tax gain realized on the sale was $56.8 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

Factors Related to Indebtedness. As more specifically detailed under “Liquidity and Capital Resources” below, our long-term obligations are comprised of (i) term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) governed by the Amended and Restated Credit Agreement dated as of October 5, 2010 (as amended from time to time, the “Credit Agreement”) among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto; (ii) senior unsecured notes issued under an indenture; and (iii) a trade accounts receivable financing facility among West Corporation, certain of our originating domestic subsidiaries, West Receivables Holdings LLC, West Receivables LLC, a wholly-owned bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, and Wells Fargo (as amended from time to time, the “Securitization Facility”).

We amended the Senior Secured Credit Facilities on each of January 24, 2014, July 1, 2014 and November 24, 2015 in connection with modifications to or refinancing of a portion of our outstanding long-term obligations. In addition, on July 1, 2014, we issued $1.0 billion aggregate principal amount of our 5.375 percent notes due 2022 (the “2022 Senior Notes”) and used a portion of the net proceeds from the 2022 Senior Notes to redeem in full $500.0 million aggregate principal amount of our 8.625 percent senior notes due 2018 (the “2018 Senior Notes”) and $200.0 million aggregate principal amount of our 7.875 percent senior notes due 2019 (the “2019 Senior Notes”). The balance of the 2019 Senior Notes were redeemed on November 14, 2014 in connection with the commencement of a new term loan A facility (“TLA”) made available under our Senior Secured Credit Facilities.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. We have invested approximately $2.9 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

During 2015, we closed three acquisitions for an aggregate purchase price of $94.2 million. The acquisitions of SharpSchool, Magnetic North and ClientTell, Inc. and its affiliate ClientTell Labs, LLC collectively (“ClientTell”) closed on June 2, 2015, October 31, 2015 and November 2, 2015, respectively, and their results have been included in our results since their respective acquisition dates.

Overview of 2015 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the year ended December 31, 2015. This summary is not intended as a substitute for the detail provided elsewhere in this annual report or for our consolidated financial statements and notes thereto included elsewhere in this annual report.

•	Our revenue increased $61.7 million, or 2.8% in 2015 compared to revenue in 2014.

•	Our operating income decreased $5.0 million, or 1.1% in 2015 compared to operating income in 2014.

•	Our cash flows from continuing operating activities were $410.8 million, an increase of $1.3 million, or 0.3%, during 2015 compared to cash flows from operating activities in 2014.

•

On March 3, 2015, we completed the divestiture of certain of our agent-based businesses for $275.0 million in cash. This divestiture resulted in a $48.2 million gain on a pre-tax and after basis which is included within income from discontinued operations for 2015. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after tax gain realized on the sale was $56.8 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

•

On March 18, 2015, we completed an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share, including 1,650,000 shares of common stock sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. Concurrent with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $29.6 million, which was funded with cash on hand.

•

Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool, a provider of website and content management system software-

as-a-service solutions for the K-12 education market. The purchase price was approximately $17.2 million and was funded with cash on hand. SharpSchool has been integrated into the Interactive Services reportable segment.

•

On June 24, 2015 and July 22, 2015, we completed an underwritten public offering of 7,000,000 and 200,000 shares of common stock, respectively, by certain of our existing stockholders at a public offering price of $30.75 per share, with the 200,000 shares of common stock sold by the selling stockholders pursuant to a partial exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. Concurrent with the closing of the offering on June 24, 2015, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $30.36 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $30.4 million, which was funded with cash on hand.

•

On October 31, 2015, we completed the acquisition of Magnetic North, a leading U.K.-based provider of proprietary cloud hosted customer contact center and unified communications solutions to enterprises. Magnetic North offers its international client base complete multi-channel, cloud-based solutions via a fully integrated, feature-rich platform. The technology that Magnetic North has developed will be used across West to provide clients with the capability to deliver seamless and contextual multi-channel consumer experiences. The purchase price was approximately $38.7 million and was funded with cash on hand. Magnetic North’s results since the date of acquisition have been included in the Unified Communications Services reportable segment.

•

On November 2, 2015, we completed the acquisition of ClientTell, which provides automated notifications and lab reporting services to the healthcare industry. Results since the date of acquisition have been included in the Interactive Services reportable segment. The initial purchase price was approximately $38.4 million and was funded with cash on hand. Up to an additional $10.5 million in cash may be paid based on achievement of certain financial objectives over the next five years.

•

On November 24, 2015 we modified our Senior Secured Credit Facilities by entering into Amendment No. 6 to the Credit Agreement among West Corporation, certain of our domestic subsidiaries, Wells Fargo, as administrative agent, and the various lenders party thereto (the “Sixth Amendment”). The Sixth Amendment provides for the issuance of $250 million aggregate principal amount of Term B-11 term loans due 2021 (the “2021 Maturity Term Loans”), the proceeds of which were used, together with cash on hand, to retire in full the $250 million remaining outstanding on the Term B-9 term loans due July 2016. The 2021 Maturity Term Loans will mature on November 24, 2021, and the interest rate margins applicable to the 2021 Maturity Term Loans are 3.50%, for LIBOR rate loans, and 2.50%, for base rate loans. The Credit Agreement also provides for interest rate floors applicable to the 2021 Maturity Term Loans. The interest rate floors are 0.75%, for LIBOR rate loans, and 1.75%, for base rate loans. In connection with the Sixth Amendment, we incurred refinancing expenses of approximately $4.6 million which will be amortized into interest expense over the remaining life of the 2021 Maturity Term Loans. We also recognized $2.3 million of the previously unamortized deferred financing charges associated with the retired Term B-9 term loans.

•

During 2015, we implemented a revised organizational structure under which our five operating segments are aggregated into four reportable segments as follows: Unified Communications Services, Safety Services, Interactive Services and Specialized Agent Services. Beginning in 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

The following table sets forth our Consolidated Statements of Income From Continuing Operations data as a percentage of revenue for the periods indicated and excludes any results of our discontinued operations:

	Year ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of services	42.6	42.5	42.2
Selling, general and administrative expenses	37.4	36.7	36.5

Operating income	20.0	20.8	21.3
Interest expense	6.9	8.5	11.0
Refinancing expense	—	3.3	1.1
Other income	—	0.3	0.1

Income from continuing operations before income tax expense	13.1	9.3	9.3
Income tax expense	4.7	3.2	3.5

Income from continuing operations	8.4%	6.1%	5.8%

Years Ended December 31, 2015 and 2014

Revenue: The tables below summarize the change in our revenue for the year ended December 31, 2015, compared to the revenue for the year ended December 31, 2014.

	Amounts in millions	Contribution to Growth %
Revenue for the year ended December 31, 2014	$2,218.6
Revenue from acquired entities	71.9	3.2%
Estimated impact of foreign exchange rates	(36.7)	-1.6%
Loss of a large conferencing client in 2014	(28.6)	-1.3%
Loss of a large telecom services client in 2015	(18.6)	-0.8%
Adjusted organic growth, net	73.7	3.3%

Revenue for the year ended December 31, 2015	$2,280.3	2.8%

Total revenue in 2015 increased $61.7 million, or 2.8%, to $2,280.3 million from $2,218.6 million in 2014. This increase included revenue of $71.9 million from the acquisitions of SharpSchool, Magnetic North, ClientTell, SchoolMessenger, Health Advocate, 911 Enable and SchoolReach. The acquisitions of SharpSchool, Magnetic North, ClientTell, SchoolMessenger, Health Advocate, 911 Enable and SchoolReach closed on June 2, 2015, October 31, 2015, November 2, 2015, April 21, 2014, June 13, 2014, September 2, 2014 and November 3, 2014, respectively, and their results have been included in our results since their respective acquisition dates.

Revenue by reportable segment:

	For the year ended December 31,
	2015	% of Total Revenue	2014	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications Services	$1,467,711	64.4%	$1,491,639	67.2%	$(23,928)	-1.6%
Safety Services	281,391	12.3%	278,317	12.5%	3,074	1.1%
Interactive Services	265,664	11.7%	235,481	10.6%	30,183	12.8%
Specialized Agent Services	276,983	12.1%	224,621	10.1%	52,362	23.3%
Intersegment eliminations	(11,490)	-0.5%	(11,464)	-0.4%	(26)	NM

Total	$2,280,259	100.0%	$2,218,594	100.0%	$61,665	2.8%

NM—Not Meaningful

Unified Communications Services revenue decreased $23.9 million, or 1.6%, to $1,467.7 million in 2015 from $1,491.6 million in 2014. The decrease in revenue in 2015 was partially attributable to foreign exchange rates which had a negative impact of approximately $36.7 million on our revenues for the year. The loss of a large conferencing client, which we announced early in 2014, had a negative $28.6 million impact on our 2015 revenue. The loss of a large telecom services, client announced in the third quarter of 2015, had a negative impact of $18.6 million on our revenue in 2015. Organic revenue growth from existing and new clients of $56.6 million and $1.4 million of revenue from the acquisition of Magnetic North partially offset these decreases. As a result of the loss of the large telecom services client, the Company expects its 2016 revenue to be negatively impacted by approximately $45.2 million.

The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our collaboration services revenue, grew approximately 2.8% in 2015 over 2014, while the average rate per minute for reservationless services declined by approximately 8.3%. Adjusting for the impact of the loss of the large conferencing client and using constant currency foreign exchange rates the volume of minutes used for our reservationless conferencing services grew by approximately 7.0% and our average rate per minute for reservationless conferencing services declined by approximately 8.6% in 2015 compared to 2014.

Safety Services revenue increased $3.1 million, or 1.1%, to $281.4 million in 2015 from $278.3 million in 2014. The acquisition of 911 Enable in the third quarter of 2014 contributed $8.0 million of the increase in revenue in 2015. The offsetting decrease in revenue was primarily due to price compression and non-recurring services revenue recognized in 2014.

Interactive Services revenue increased $30.2 million, or 12.8%, to $265.7 million in 2015 from $235.5 million in 2014. The acquisitions of SchoolReach and School Messenger in 2014 and SharpSchool and ClientTell in 2015 contributed $20.1 million of the increase in revenue. The remaining increase was primarily due to the expansion of the healthcare and education markets as well as increased volumes from existing customers.

Specialized Agent Services revenue in 2015 increased $52.4 million, or 23.3%, to $277.0 million from $224.6 million in 2014. The increase in revenue in 2015 is primarily the result of the acquisition of Health Advocate in 2014, which contributed $42.3 million of the increase in revenue. The remaining increase was primarily due to new and existing customer growth in our revenue generation and health advocacy businesses and growth from existing customers in our cost management business.

During 2015, international revenue was $468.2 million, a decrease of 6.7% over 2014. Using constant currency foreign exchange rates, international revenue would have increased 0.6% compared to 2014.

During the years ended December 31, 2015 and 2014, our largest 100 clients accounted for approximately 44% and 47% of our total revenue, respectively. In 2015 and 2014, no client accounted for more than 10% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2015 increased $27.4 million, or 2.9%, to $970.7 million from $943.3 million in 2014. The increase in cost of services during 2015 included $24.6 million from the acquisitions completed in 2014 and 2015. As a percentage of revenue, cost of services increased to 42.6% in 2015 from 42.5% in 2014.

Cost of Services by reportable segment:

	For the year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications Services	$673,475	45.9%	$685,593	46.0%	$(12,118)	-1.8%
Safety Services	108,742	38.6%	103,752	37.3%	4,990	4.8%
Interactive Services	59,125	22.3%	49,118	20.9%	10,007	20.4%
Specialized Agent Services	135,672	49.0%	109,584	48.8%	26,088	23.8%
Intersegment eliminations	(6,321)	NM	(4,716)	NM	(1,605)	NM

Total	$970,693	42.6%	$943,331	42.5%	$27,362	2.9%

NM—Not Meaningful

Unified Communications Services cost of services decreased $12.1 million, or 1.8%, to $673.5 million in 2015 from $685.6 million in 2014. Using constant currency foreign exchange rates cost of services for the year ended December 31, 2015 would have been approximately $13.0 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services decreased to 45.9% in 2015 from 46.0% in 2014. The decrease in cost of services as a percentage of revenue in 2015 is due primarily to lower cost per minute on telecom services partially offset by declining average revenue rate per minute on conferencing services.

Safety Services cost of services increased $5.0 million, or 4.8%, to $108.7 million in 2015 from $103.8 million in 2014. The increase in cost of services in 2015 included $2.7 million from the 911 Enable acquisition. The remaining increase in cost of services is primarily due to an increase in service volume. As a percentage of revenue, Safety Services cost of services increased to 38.6% in 2015 from 37.3% in 2014.

Interactive Services cost of services increased $10.0 million, or 20.4%, to $59.1 million in 2015 from $49.1 million in 2014. The increase in cost of services in 2015 included $5.3 million from acquisitions made in 2014 and 2015 and increased sales volume. As a percentage of revenue, Interactive Services cost of services increased to 22.3% in 2015 from 20.9% in 2014.

Specialized Agent Services cost of services increased $26.1 million, or 23.8%, to $135.7 million in 2015 from $109.6 million in 2014. The increase in cost of services in 2015 included $16.2 million from the Health Advocate acquisition. The remaining increase in cost of services is primarily due to the increase in sales volume. As a percentage of revenue, Specialized Agent Services cost of services increased to 49.0% in 2015 from 48.8% in 2014.

Selling, General and Administrative Expenses: SG&A expenses in 2015 increased $39.3 million, or 4.8%, to $853.1 million from $813.9 million for 2014. During 2015, SG&A expenses from the acquired entities were $47.2 million which includes $15.4 million of amortization on acquired intangible assets. Share-based compensation in 2015 increased $7.4 million to $22.9 million. As a percentage of revenue, SG&A expenses increased to 37.4% in 2015 from 36.7% in 2014.

Partially offsetting the increase in SG&A expenses in 2015 was a $1.3 million mark-to-market recurring adjustment for the decline in the fair value of investments in our non-qualified retirement plans which is recorded as a reduction to SG&A expense and an increase to non-operating other expense. During 2014, the mark-to-market recurring adjustment resulted in a $2.3 million increase to SG&A expenses and a decrease to non-operating other expense. Also, partially offsetting the increase in SG&A expenses in 2015 was the effect of foreign exchange rates and cost control initiatives.

Selling, general and administrative expenses by reportable segment:

	For the year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications Services	$415,815	28.3%	$441,912	29.6%	$(26,097)	-5.9%
Safety Services	150,064	53.3%	144,092	51.8%	5,972	4.1%
Interactive Services	181,384	68.3%	151,132	64.2%	30,252	20.0%
Specialized Agent Services	111,022	40.1%	83,468	37.2%	27,554	33.0%
Intersegment eliminations	(5,169)	NM	(6,748)	NM	1,579	NM

Total	$853,116	37.4%	$813,856	36.7%	$39,260	4.8%

NM—Not Meaningful

Unified Communications Services SG&A expenses decreased $26.1 million, or 5.9%, to $415.8 million in 2015 from $441.9 million in 2014. The decrease in SG&A expenses is primarily due to the effect of foreign exchange rates, and cost control initiatives. Using constant currency foreign exchange rates, SG&A expense for Unified Communications Services in 2015 would have been approximately $14.8 million higher. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses decreased to 28.3% in 2015 compared to 29.6% in 2014.

Safety Services SG&A expenses increased $6.0 million, or 4.1%, to $150.1 million in 2015 from $144.1 million in 2014. The increase in SG&A expenses in 2015 included $3.7 million from the 911 Enable acquisition. As a percentage of this segment’s revenue, Safety Services SG&A expenses increased to 53.3% in 2015 compared to 51.8% in 2014.

Interactive Services SG&A expenses increased $30.3 million, or 20.0%, to $181.4 million in 2015 from $151.1 million in 2014. The increase in SG&A expenses in 2015 included $15.8 million from acquisitions made in 2014 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand, data center upgrades and process improvement initiatives. As a percentage of this segment’s revenue, Interactive Services SG&A expenses increased to 68.3% in 2015 compared to 64.2% in 2014.

Specialized Agent Services SG&A expenses increased $27.6 million, or 33.0%, to $111.0 million in 2015 from $83.5 million in 2014. The increase in SG&A expenses in 2015 included $25.8 million from the Health Advocate acquisition completed in 2014. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses increased to 40.1% in 2015 compared to 37.2% in 2014.

Operating Income: Operating income in 2015 decreased $5.0 million, or 1.1%, to $456.5 million from $461.4 million in 2014. Using constant currency foreign exchange rates, operating income in 2015 would have been approximately $9.2 million higher. As a percentage of revenue, operating income decreased to 20.0% in 2015 from 20.8% in 2014. The decline in operating margin is due to revenue mix and the higher than average operating margin associated with the lost telecom services client and SG&A expense increases mentioned above.

Operating income by reportable segment:

	For the year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications Services	$378,421	25.8%	$364,134	24.4%	$14,287	3.9%
Safety Services	22,585	8.0%	30,473	10.9%	(7,888)	-25.9%
Interactive Services	25,155	9.5%	35,231	15.0%	(10,076)	-28.6%
Specialized Agent Services	30,289	10.9%	31,569	14.1%	(1,280)	-4.1%

Total	$456,450	20.0%	$461,407	20.8%	$(4,957)	-1.1%

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes; the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency; interest income from short-term investments; and, in 2014, the debt redemption premiums and accelerated amortization of deferred financing costs on the redemption of our 2018 Senior Notes, redemption of our 2019 Senior Notes and partial repayment of our 2018 Maturity Term Loans. In 2015, other income (expense) included transition service agreements revenue and expense related to the divesture of certain of our agent businesses as well as rental income from the buyer of the divested businesses. In the aggregate these divesture related items were $0.4 million.

Other expense in 2015 was $157.8 million compared to $254.1 million in 2014. Interest expense, inclusive of accelerated amortization of deferred financing costs of $2.3 million in 2015, was $156.6 million compared to $261.4 million in 2014. The interest expense in 2014 included $73.3 million of debt redemption premiums and accelerated amortization of deferred financing costs. Our debt obligations are in the name of West Corporation and assigned to certain of our domestic subsidiaries. As a result, our interest expense is recorded in our domestic operations only.

During 2015, we recognized a $1.9 million loss on affiliate transactions denominated in foreign currencies compared to a $3.2 million gain in 2014. During 2015 and 2014 we recognized a $1.3 million loss and a $2.3 million gain, respectively, in a recurring mark-to-market reclassification of investments in our non-qualified retirement plans, resulting in an increase to non-operating other expense in 2015 and a decrease to non-operating other expense in 2014 with an offsetting decrease in SG&A expense in 2015 and an increase in SG&A expense in 2014.

Income from continuing operations: Our income from continuing operations in 2015 increased $56.3 million, or 41.8%, to $190.9 million from $134.6 million in 2014. The increase in income from continuing operations was driven primarily by lower interest expense as a result of our refinancing in 2014 and the related financing expenses recognized in 2014 associated with the refinancing. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 36.1% for 2015, compared to an effective tax rate of approximately 35.1% in 2014. The increase in the effective tax rate is primarily due to increases related to the mix of income by country, accruals for uncertain tax positions and reduced federal jobs credits, partially offset by lower deferred tax on foreign unremitted earnings resulting from our international acquisitions in 2015. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2015 and 2014 effective tax rates were most impacted by our operations in Australia, Netherlands, Singapore and the United Kingdom where the tax rates are significantly less than the United States.

Earnings per common share from continuing operations: Earnings per common share-basic for 2015 and 2014 were $2.29 and $1.60, respectively. Earnings per common share-diluted for 2015 and 2014 were $2.24 and $1.57, respectively.

Years Ended December 31, 2014 and 2013

Revenue: The table below summarizes the change in our revenue for the year ended December 31, 2014, compared to the revenue for the year ended December 31, 2013.

	Amounts in millions	Contribution to Growth %
Revenue for the year ended December 31, 2013	$2,121.0
Revenue from acquired entities	74.7	3.5%
Estimated impact of foreign exchange rates	2.5	0.1%
Loss of a large conferencing client in 2014	(22.6)	-1.1%
Adjusted organic growth, net	43.1	2.0%

Revenue for the year ended December 31, 2014	$2,218.6	4.6%

Revenue: Total revenue increased $97.6 million, or 4.6%, to $2,218.6 million in 2014 from $2,121.0 million in 2013. This increase included revenue of $74.7 million from the acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger. The acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger closed on November 3, 2014, September 2, 2014, June 13, 2014 and April 21, 2014, respectively, and their results have been included in our operations since their respective acquisition dates. The remaining $22.9 million increase in revenue in 2014 was due to organic growth.

During the years ended December 31, 2014 and 2013, our largest 100 clients accounted for approximately 47% of total revenue in both years. In 2014 and 2013, no client accounted for more than 10% of our aggregate revenue.

Revenue by reportable segment:

	For the year ended December 31,
	2014	% of Total Revenue	2013	% of Total Revenue	Change	% Change
Revenue in thousands:
Unified Communications Services	$1,491,639	67.2%	$1,475,016	69.5%	$16,623	1.1%
Safety Services	278,317	12.5%	259,120	12.2%	19,197	7.4%
Interactive Services	235,481	10.6%	224,440	10.6%	11,041	4.9%
Specialized Agent Services	224,621	10.1%	170,345	8.0%	54,276	31.9%
Intersegment eliminations	(11,464)	-0.4%	(7,949)	-0.3%	(3,515)	NM

Total	$2,218,594	100.0%	$2,120,972	100.0%	$97,622	4.6%

NM—Not Meaningful

Unified Communications Services revenue increased $16.6 million, or 1.1%, to $1,491.6 million in 2014 from $1,475.0 million in 2013. The increase in revenue in 2014 included an increase of $13.6 million in our telecom services business and $3.0 million from our collaboration services. The growth in telecom services was due primarily to the increase in demand for toll-free origination services from existing customers. The increase in collaboration services was primarily attributable to the addition of new customers as well as an increase in usage primarily of our web and audio-based collaboration services by our existing customers. The loss of a large conferencing client, which we announced early in 2014, had a negative $22.6 million impact on our 2014 revenue. Revenue attributable to increased usage and new customer usage was partially offset by a decline in the rates charged to existing customers for those services. The volume of minutes used for our reservationless conferencing services, which accounts for the majority of our conferencing revenue, grew approximately 5.5% in 2014 over 2013, while the average rate per minute for reservationless services declined by approximately 8.5%.

Safety Services revenue increased $19.2 million, or 7.4%, to $278.3 million in 2014 from $259.1 million in 2013. Growth in the VoIP market contributed $9.0 million to the revenue increase and the acquisition of 911 Enable contributed $4.2 million of the increase in revenue in 2014. The remaining increase in revenue was primarily due to non-recurring revenue from services work and higher call handling volume.

Interactive Services revenue increased $11.0 million, or 4.9%, to $235.5 million in 2014 from $224.4 million in 2013. The growth in revenue was primarily a result of the acquisitions of SchoolReach and School Messenger which contributed $20.2 million in revenue, partially offset by reduced volume of existing clients.

Specialized Agent Services revenue increased $54.3 million, or 31.9%, to $224.6 million in 2014 from $170.3 million in 2013. The increase in revenue in 2014 is primarily the result of the acquisition of Health Advocate, which contributed $50.3 million of the increase.

During 2014, revenue in the APAC and EMEA regions grew to $478.1 million, an increase of 0.5% over 2013 primarily related to volume growth in EMEA.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2014 increased $48.7 million, or 5.4%, to $943.3 million from $894.6 million in 2013. As a percentage of revenue, cost of services increased to 42.5% in 2014 from 42.2% in 2013.

Cost of Services by reportable segment:

	For the year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications Services	$685,593	46.0%	$672,407	45.6%	$13,186	2.0%
Safety Services	103,752	37.3%	94,464	36.5%	9,288	9.8%
Interactive Services	49,118	20.9%	46,465	20.7%	2,653	5.7%
Specialized Agent Services	109,584	48.8%	84,551	49.6%	25,033	29.6%
Intersegment eliminations	(4,716)	NM	(3,259)	NM	(1,457)	NM

Total	$943,331	42.5%	$894,628	42.2%	$48,703	5.4%

NM—Not Meaningful

Unified Communications Services cost of services increased $13.2 million, or 2.0%, to $685.6 million in 2014 from $672.4 million in 2013. As a percentage of this segment’s revenue, Unified Communications Services cost of services increased to 46.0% in 2014 from 45.6% in 2013. The increase in cost of services as a percentage of revenue in 2014 is due primarily to declining average revenue rate per minute on conferencing services and product mix partially offset by lower average cost per minute on telecom services.

Safety Services cost of services increased $9.3 million, or 9.8%, to $103.8 million in 2014 from $94.5 million in 2013. The increase in cost of services in 2014 included the 911 Enable acquisition, which contributed $1.2 million to the increase. The remaining increase in cost of services is primarily due to an increase in service volume. As a percentage of revenue, Safety Services cost of services increased to 37.3% in 2014 from 36.5% in 2013.

Interactive Services cost of services increased $2.7 million, or 5.7%, to $49.1 million in 2014 from $46.5 million in 2013. The increase in cost of services in 2014 included $5.3 million from the SchoolMessenger and SchoolReach acquisitions. As a percentage of revenue, Interactive Services cost of services increased to 20.9% in 2014 from 20.7% in 2013.

Specialized Agent Services cost of services increased $25.0 million, or 29.6%, to $109.6 million in 2014 from $84.6 million in 2013. The increase in cost of services in 2014 included $21.8 million from the Health Advocate acquisition. As a percentage of revenue, Specialized Agent Services cost of services decreased to 48.8% in 2014 from 49.6% in 2013.

Selling, General and Administrative Expenses: SG&A expenses in 2014 increased $38.8 million, or 5.0%, to $813.9 million from $775.1 million for 2013. During 2014, SG&A expenses from the acquired entities SchoolReach, SchoolMessenger, Health Advocate and 911 Enable were $47.0 million in the aggregate. SG&A expenses in 2013 included $25.0 million for Sponsor management fees and related termination of the management agreement in connection with the IPO and $3.0 million of IPO related bonuses (collectively, the “IPO Sponsor Fees and IPO Bonuses”). The remaining increase in SG&A expenses is primarily due to an increase of $5.2 million in share-based compensation and $7.9 million in depreciation. As a percentage of revenue, SG&A expenses increased to 36.7% in 2014 from 36.5% in 2013. In 2013, the IPO Sponsor Fees and IPO Bonuses had a 1.3% impact on SG&A expenses as a percentage of revenue.

Selling, general and administrative expenses by reportable segment:

	For the year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications Services	$441,912	29.6%	$444,018	30.1%	$(2,106)	-0.5%
Safety Services	144,092	51.8%	140,750	54.3%	3,342	2.4%
Interactive Services	151,132	64.2%	134,421	59.9%	16,711	12.4%
Specialized Agent Services	83,468	37.2%	60,551	35.5%	22,917	37.8%
Intersegment eliminations	(6,748)	NM	(4,690)	NM	(2,058)	NM

Total	$813,856	36.7%	$775,050	36.5%	$38,806	5.0%

NM—Not Meaningful

Unified Communications Services SG&A expenses decreased $2.1 million, or 0.5%, to $441.9 million in 2014 from $444.0 million in 2013. The decrease in SG&A expenses is primarily due to cost control initiatives. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses decreased to 29.6% in 2014 compared to 30.1% in 2013.

Safety Services SG&A expenses increased $3.3 million, or 2.4%, to $144.1 million in 2014 from $140.8 million in 2013. The increase in SG&A expenses is primarily due to an increase of $1.5 million in depreciation and $2.1 million from the acquisition of 911 Enable. As a percentage of this segment’s revenue, Safety Services SG&A expenses decreased to 51.8% in 2014 compared to 54.3% in 2013.

Interactive Services SG&A expenses increased $16.7 million, or 12.4%, to $151.1 million in 2014 from $134.4 million in 2013. The increase in SG&A expenses in 2014 included $14.3 million from the SchoolReach and SchoolMessenger acquisitions. As a percentage of this segment’s revenue, Interactive Services SG&A expenses increased to 64.2% in 2014 compared to 59.9% in 2013.

Specialized Agent Services SG&A expenses increased $22.9 million, or 37.8%, to $83.5 million in 2014 from $60.5 million in 2013. The increase in SG&A expenses in 2014 included $30.6 million from the Health Advocate acquisition. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses increased to 37.2% in 2014 compared to 35.5% in 2013.

Operating Income: Operating income in 2014 increased $10.1 million, or 2.2%, to $461.4 million from $451.3 million in 2013. As a percentage of revenue, operating income decreased to 20.8% in 2014 from 21.3% in 2013 due to the factors discussed above for revenue, cost of services and SG&A expenses.

Operating income by reportable segment:

	For the year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications Services	$364,134	24.4%	$358,590	24.3%	$5,544	1.5%
Safety Services	30,473	10.9%	23,907	9.2%	6,566	27.5%
Interactive Services	35,231	15.0%	43,554	19.4%	(8,323)	-19.1%
Specialized Agent Services	31,569	14.1%	25,243	14.8%	6,326	25.1%

Total	$461,407	20.8%	$451,294	21.3%	$10,113	2.2%

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the debt redemption premiums and accelerated amortization of deferred financing costs on the redemption of our 2018 Senior Notes and our 2019 Senior Notes and partial repayment of our Term B-10 term loans due 2018 (the “2018 Maturity Term Loans”), the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency and interest income from short-term investments. Other expense in 2014 was $254.1 million compared to $253.6 million in 2013. Interest expense, inclusive of debt redemption premiums and accelerated amortization of deferred financing costs of $73.3 million in 2014, was $261.4 million compared to $256.0 million in 2013. The interest expense in 2013 included $23.1 million of debt redemption premiums and accelerated amortization of deferred financing costs

During 2014, we recognized a $3.2 million gain on foreign currency transactions denominated in currencies other than the functional currency compared to a $4.0 million loss on foreign currencies in 2013. During 2014 and 2013 we recognized a $2.3 million gain and $6.2 million gain in marking the investments in our non-qualified retirement plans to market, respectively. This mark-to-market gain, recognized in other income, on the investments is offset by additional compensation expense related to the non-qualified retirement plans that is recorded in SG&A expense.

Income from continuing operations: Our income from continuing operations in 2014 increased $11.5 million, or 9.4%, to $134.6 million from $123.1 million in 2013. The increase in income from continuing operations was driven primarily by $10.1 million of increased operating income and a lower effective tax rate. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.1% for 2014, compared to an effective tax rate of approximately 37.8% in 2013. This decrease in the 2014 effective tax rate is primarily due to a decrease in the accrual for uncertain tax positions and an increase in the foreign rate differential. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2014 effective tax rate was most impacted by our operations in Australia, Netherlands, Singapore and the United Kingdom and our December 31, 2013 effective tax rates were most impacted by our operations in Australia, Netherlands, Singapore and the United Kingdom where the applicable tax rates are significantly lower than in the United States.

Earnings per common share from continuing operations: Earnings per common share-basic for 2014 and 2013 were $1.60 and $1.56, respectively. Earnings per common share-diluted for 2014 and 2013 were $1.57 and $1.53, respectively.

Discontinued Operations

On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014. The divestiture resulted in a $48.2 million gain on a pre-tax and after tax basis which is included within income from discontinued operations for 2015. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after tax gain realized on the sale was $56.8 million, including the $8.6 million tax benefit associated with a higher tax basis over financial basis that we were required to recognize in the fourth quarter of 2014. As a result of the divestiture, the related operating results have been reflected as discontinued operations for all periods presented, and the related assets and liabilities at December 31, 2014 were classified as held for sale and measured at the lower of their carrying value or fair value less costs to sell. Corporate overhead expenses and other shared services expenses that had previously been allocated to these business units are included in continuing operations.

The following table summarizes the results of discontinued operations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Revenue	$102,251	$585,866	$573,959
Operating income	2,326	22,685	28,920
Gain on disposal	48,226	—	—
Income before income tax expense	50,553	21,625	29,019
Income tax expense (benefit) (1)	(371)	(2,169)	8,908

Income from discontinued operations	$50,924	$23,794	$20,111

(1)	The Company recognized a $21.6 million and $8.6 million tax benefit in 2015 and 2014, respectively, due to the deferred tax benefit associated with excess outside basis over financial reporting basis from the divestiture, resulting in a negative tax rate in 2015 and 2014 of 0.7% and 10%, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through net cash flows from operations supplemented by borrowings under our senior secured credit and asset securitization facilities. In March 2015, we filed a registration statement with the SEC using a shelf registration process. As permitted under the registration statement, we may, from time to time, sell shares of our common stock as market conditions permit to finance our operations and capital expenditures or provide additional liquidity.

The Company’s Board of Directors has approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of its outstanding common stock. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. The Company expects to fund the program using its cash on hand and cash generated from operations. The program may be suspended or discontinued at any time without prior notice.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments, quarterly dividends, stock repurchases and the repayment of principal on debt. We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Year Ended December 31, 2015 compared to 2014

The following table summarizes our net cash flows by category from continuing operations for the periods presented (in thousands):

	For the Years Ended December 31,
	2015	2014	Change	% Change
Net cash flows from operating activities	$410,768	$409,491	$1,277	0.3%
Net cash flows used in investing activities	$(232,433)	$(524,376)	$291,943	-55.7%
Net cash flows used in financing activities	$(388,243)	$(25,027)	$(363,216)	NM

NM - Not Meaningful

Net cash flows from continuing operating activities in 2015 increased $1.3 million, or 0.3%, to $410.8 million compared to $409.5 million in 2014. Our 2015 estimated income tax payments were higher due to the preliminary gains on the divestiture not being final and estimated tax payments were made under enacted legislation before extension of bonus depreciation and credit programs. Also, days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at December 31, 2015. Throughout 2015, DSO ranged from 59 to 62 days. At December 31, 2014, DSO was 58 days and ranged from 58 to 63 days during 2014. The increase in DSO of approximately two days decreased our net cash flows from continuing operating activities by approximately $12.4 million.

Net cash flows used in continuing investing activities in 2015 were $232.4 million, a decrease of $291.9 million compared to $524.4 million in 2014. During 2015, our business acquisition investing was $303.7 million less than in 2014. During the year ended December 31, 2015, cash used for capital expenditures was $136.8 million compared to $130.3 million during 2014.

Net cash flows used in continuing financing activities in 2015 were $388.2 million, an increase of $363.2 million compared to $25.0 million in 2014. During 2015, we used a portion of the $275.0 million proceeds received from the divestiture, completed on March 3, 2015, to repay $185.0 million that had been outstanding under our Securitization Facility. Also, during 2015, we made additional principal repayments of $73.7 million. Total principal repayments made in 2015 were $258.7 million compared to principal repayments of $1.6 million during 2014. During 2015, we further modified our Senior Secured Credit Facilities by entering into Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment provided for the issuance of $250.0 million aggregate principal amount of Term B-11 term loans due 2021, the proceeds of which were used as of the date of issuance, together with cash on hand, to retire in full the $250.0 million remaining outstanding on the Term B-9 term loans due July 2016.

During 2015, we completed the repurchase of 2,000,000 shares of common stock in two private transactions for an aggregate purchase price of approximately $60.0 million.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $19.1 million per quarter (or an annual rate of approximately $76.4 million). Based on approximately 84.9 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On February 1, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable March 3, 2016 to shareholders of record as of the close of business on February 22, 2016.

As of December 31, 2015, the amount of cash and cash equivalents held by our foreign subsidiaries was $77.7 million. We have also accrued U.S. taxes on $168.1 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $191.2 million will be permanently reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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

Net cash flows from operating activities in 2014 increased $90.7 million, or 28.5%, to $409.5 million compared to net cash flows from operating activities of $318.8 million in 2013. The increase in net cash flows from operating activities is primarily due to the $11.5 million increase in income from continuing operations and $67.5 million in improvements in our working capital, primarily the timing of interest payments, $31.5 million, collection of accounts receivable, $35.5 million, and the timing of payments to vendors, $43.1 million. These increases were partially offset by a $29.6 million increase in other assets and a $13.0 million decrease in accrued expenses and other liabilities.

DSO was 58 days at December 31, 2014. Throughout 2014, DSO ranged from 58 to 63 days. At December 31, 2013, DSO was 61 days and ranged from 60 to 63 days during 2013.

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

Net cash flows used in financing activities in 2014 decreased $171.8 million to $25.0 million compared to $196.8 million for 2013. During 2013, net proceeds from our IPO net of related offering costs were $398.1 million. During 2014, net proceeds from our $1.0 billion 2022 Senior Notes and $350.0 million TLA were received. Proceeds from our 2022 Senior Notes and TLA were used to fully repurchase or redeem the $500.0 million 2018 Senior Notes and $650.0 million 2019 Senior Notes. $250.0 million was paid on the 2018 Maturity Term Loans. Cash on hand was used to pay debt redemption premiums in the aggregate of $61.7 million. During 2014, net proceeds from the accounts receivable securitization revolving credit facility was $185.0 million. Cash dividends paid in 2014 were $75.7 million compared to $56.7 million in 2013. Principal repayments, excluding the $250.0 million paid on the 2018 Maturity Term Loans and note redemptions and repurchases on long-term obligations made during 2014 were $1.6 million compared to $42.3 million during 2013.

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

Senior Secured Credit Facilities

Term Loans

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all then outstanding term loans.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provided for a new term loan A facility (the “TLA”) having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The proceeds of the TLA were received on November 14, 2014 and were used to redeem in full the 7 7/8% senior notes due 2019 (“2019 Senior Notes”), accrued and unpaid interest on the 2019 Senior Notes and debt redemption premiums on the redemption of the 2019 Senior Notes.

The TLA provides for annual amortization (payable in quarterly installments) at a 2.5% annual rate in the first two quarters ending June 30, 2015, a 5.0% annual rate in the year ending June 30, 2016, a 7.5% annual rate in the year ending June 30, 2017 and a 10.0% annual rate thereafter until the maturity date, at which point all remaining amounts outstanding under the TLA shall become due and payable. The TLA matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of the Term B-10 term loans due 2018 (“2018 Maturity Term Loans”) remains outstanding on such date.

In connection with the Fifth Amendment, we incurred refinancing expenses of approximately $5.3 million, which will be amortized into interest expense over the remaining life of the 2018 Maturity Term Loans, the TLA and the Senior Secured Revolving Credit Facility.

On November 24, 2015, we further modified our Senior Secured Credit Facilities by entering into the Sixth Amendment. The Sixth Amendment provided for the issuance of $250 million aggregate principal amount of the 2021 Maturity Term Loans, the proceeds of which were used as of the date of issuance, together with cash on hand, to retire in full the $250 million remaining outstanding on the Term B-9 term loans due July 2016.

The 2021 Maturity Term Loans will mature on November 24, 2021, and the interest rate margins applicable to the 2021 Maturity Term Loans are 3.50%, for LIBOR rate loans, and 2.50%, for base rate loans. The Credit Agreement also provides for interest rate floors applicable to the 2021 Maturity Term Loans. The interest rate floors are 0.75%, for LIBOR rate loans, and 1.75%, for base rate loans.

The Sixth Amendment included a soft call option applicable to the 2021 Maturity Term Loans. The soft call option provides for the payment of a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to May 24, 2016, the six month anniversary of the effective date of the Sixth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

The Company may request additional committed term loan debt or increase the commitment amount to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans under the Credit Agreement following July 1, 2014 (other than such payments made with the proceeds of the 2022 Senior Notes or the proceeds of the TLA). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Senior Secured Revolving Credit Facility

Prior to the Fifth Amendment, our senior secured revolving credit facility provided senior secured financing of up to $201.0 million and matured on January 15, 2016. The Fifth Amendment provided for a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) to be made available under our Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the predecessor $201.0 million senior secured revolving credit facility (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million. The Senior Secured Revolving Credit Facility matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility may be used for working capital and general corporate purposes (including dividends and distributions and acquisitions).

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans. As of December 31, 2015, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at December 31, 2015 and at December 31, 2014. The average daily outstanding balance on the Senior Secured Revolving Credit Facility (including the predecessor senior secured revolving credit facility) during 2015 and 2014 was $5.0 million and $7.3 million, respectively. The highest balance outstanding on the Senior Secured Revolving Credit Facility during 2015 was $100.0 million.

Senior Notes

2022 Senior Notes

On July 1, 2014 we issued $1.0 billion aggregate principal amount of our 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act.

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

At any time (which may be more than once) before July 15, 2017, we can choose to redeem up to 40% of the outstanding 2022 Senior Notes with money that we raise in one or more equity offerings, as long as (i) we pay 105.375% of the face amount of the 2022 Senior Notes, plus accrued and unpaid interest; (ii) we redeem the 2022 Senior Notes within 90 days after completing the equity offering; and (iii) at least 60% of the aggregate principal amount of the 2022 Senior Notes issued remains outstanding afterwards.

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

2018 Senior Notes

On October 5, 2010, we issued $500.0 million aggregate principal amount of our 2018 Senior Notes.

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

Securitization Facility

Under our Securitization Facility, certain of our domestic subsidiaries originate trade receivables which are sold or contributed to West Receivables Holdings LLC. West Receivables Holdings LLC sells or contributes such trade receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed trade receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. The Securitization Facility provides for a LIBOR spread on borrowings of 1.35% and an unused commitment fee of 0.45% at any time the average daily borrowings during the month were less than 25% of the average daily available funding during such month and 0.25% at all other times.

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. In addition, the Securitization Facility was amended as of February 25, 2015 (the “2015 Amendment”) to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves. After giving effect to the 2015 Amendment, based on the level of eligible receivables historically generated by participating originators, we anticipate between $100.0 million to $130.0 million in receivables financing to be available under the Securitization Facility.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2015, the Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the year ended 2015 and 2014 was $185.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Covenant Adjusted EBITDA (as described below) may not exceed 6.00 to 1.0 at December 31, 2015, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2015. Our ratio of total debt to Covenant Adjusted EBITDA was 4.68x and 4.9x at December 31, 2015 and December 31, 2014, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the year ended December 31, 2015.

The Credit Agreement includes certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Credit Agreement will materially impair our financial condition or results of operations.

The Fifth Amendment revised certain negative covenants contained in the Credit Agreement to reflect the size of the Company and then current market terms and to extend the total leverage ratio covenant under the Credit Agreement in effect immediately prior to the Fifth Amendment through the maturity of the TLA and the Senior Secured Revolving Credit Facility. Such covenant was further extended pursuant to the Sixth Amendment to the maturity date for the 2021 Maturity Term Loans.

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at December 31, 2015. The Company has sufficient capacity under applicable exceptions included in the indenture governing the 2022 Senior Notes to complete a dividend in excess of the Company’s net income for the year ended December 31, 2015.

Securitization Facility—The Securitization Facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facilities.

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Senior Secured Credit Facilities and the indenture that governs the notes. The Credit Agreement and the indenture that governs the notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

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

Adjusted EBITDA—The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity and performance, we use “Adjusted EBITDA” and “Covenant Adjusted EBITDA”. We define Adjusted EBITDA as earnings before interest expense, share-based compensation, taxes, depreciation and amortization and transaction costs. We define Covenant Adjusted EBITDA as Adjusted EBITDA plus post-acquisition synergies, site closures and other impairments, other non-cash reserves, certain litigation settlement costs, and excluding unrestricted subsidiaries. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). Although we use Adjusted EBITDA and Covenant Adjusted EBITDA as measures of our liquidity, the use of Adjusted EBITDA and Covenant Adjusted EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and for Covenant Adjusted EBITDA, includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of Covenant Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Covenant Adjusted EBITDA are determined in accordance with our Senior Secured Credit Facilities and indenture governing our outstanding notes, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA and Covenant Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Covenant Adjusted EBITDA is presented here as we understand investors use them as measures of our historical ability to service debt and compliance with covenants in our senior credit facilities. Further, Adjusted EBITDA is presented here as the Company uses it to measure its performance and to conduct and evaluate its business during its regular review of operating results for the periods presented. The

Company utilizes this non-GAAP measure to make decisions about the use of resources, analyze performance and measure management’s performance with stated objectives. Set forth below is a reconciliation of EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA to cash flow from continuing operations and income from continuing operations.

	For the year ended December 31,
(amounts in thousands)	2015	2014
Total operating cash flows from continuing operations	$410,768	$409,491
Income tax expense	107,757	72,679
Deferred income tax (expense) benefit	(8,930)	26,632
Interest expense and other financing charges	158,356	261,404
Provision for share-based compensation	(22,925)	(15,574)
Amortization of debt acquisition costs	(21,945)	(31,636)
Other	(672)	316
Changes in operating assets and liabilities, net of business acquisitions	26,884	(74,081)

EBITDA	649,293	649,231

Provision for share-based compensation (a)	22,925	15,574
M&A and acquisition related costs	3,929	3,467

Adjusted EBITDA	676,147	668,272

Acquisition synergies and transaction costs (b)	19	247
Site closures and severance (c)	3,368	3,530
Non-cash foreign currency loss (gain) (d)	1,920	(3,218)
Litigation settlement costs (e)	654	750

Covenant Adjusted EBITDA (f)	$682,108	$669,581

Covenant Adjusted EBITDA Margin (g)	29.9%	30.2%

Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (h)	$3,217,762	$3,358,739
Ratio of total debt to Covenant Adjusted EBITDA (i)	4.68x	4.90x
Cash interest expense (j)	$132,142	$164,188
Ratio of Covenant Adjusted EBITDA to cash interest expense (k)	5.2x	4.2x

(a)	Represents total share-based compensation expense determined at fair value.
(b)	Represents unrealized synergies for acquisitions, consisting primarily of headcount reductions and telephony-related savings. Amounts shown are permitted to be added to “EBITDA” for purposes of calculating our compliance with certain covenants under our credit facility and the indenture governing our outstanding notes.
(c)	Represents site closures and severance.
(d)	Represents the unrealized loss (gain) on foreign denominated debt and the loss (gain) on transactions with affiliates denominated in foreign currencies.
(e)	Litigation settlements, net of estimated insurance proceeds, and related legal costs.
(f)	Covenant Adjusted EBITDA does not include pro forma adjustments for acquired entities of $5.5 million in 2015, and $15.8 million in 2014 as permitted in our debt covenants.
(g)	Covenant Adjusted EBITDA margin represents Covenant Adjusted EBITDA as a percentage of revenue.
(h)	Total debt is reduced by cash and cash equivalents.
(i)	For purposes of calculating our Ratio of Total Debt to Covenant Adjusted EBITDA, Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $5.5 million in 2015 and $15.8 million in 2014 as permitted in our debt covenants.
(j)	Cash interest expense, as defined in our credit facility covenants, represents interest expense paid less amortization of capitalized financing costs and non-cash loss on hedge agreements expensed as interest under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.

(k)	The ratio of Covenant Adjusted EBITDA to cash interest expense is calculated using twelve-month cash interest expense. Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $5.5 million in 2015 and $15.8 million in 2014 as is permitted in the debt covenants.

	For the year ended December 31,
(amounts in thousands)	2015	2014
Income from continuing operations	$190,916	$134,611
Interest expense and other financing charges	158,356	261,404
Depreciation and amortization	192,264	180,537
Income tax expense	107,757	72,679

EBITDA	$649,293	$649,231

Free Cash Flow Reconciliation

The Company believes free cash flow provides a relevant measure of liquidity and a useful basis for assessing the Company’s ability to fund its activities, including the financing of acquisitions, debt service, stock repurchases and distribution of earnings to shareholders. Free cash flow is calculated as cash flows from continuing operating activities less cash capital expenditures. Free cash flow is not a measure of financial performance under GAAP. Free cash flow should not be considered in isolation or as a substitute for cash flows from operating activities or other liquidity measures prepared in accordance with GAAP. Free cash flow, as presented, may not be comparable to similarly titled measures of other companies. Set forth below is a reconciliation of free cash flow from cash flows from continuing operating activities.

	For the year ended December 31,
(amounts in thousands)	2015	2014
Cash flows from continuing operating activites	$410,768	$409,491
Cash capital expenditures	136,810	130,318

Free cash flows	$273,958	$279,173

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

The following table summarizes our contractual obligations of our continuing operations at December 31, 2015 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loan Facility, due 2018	$1,813,250	$—	$1,813,250	$—	$—
Senior Secured Term Loan Facility, due 2019	336,875	21,875	65,625	249,375	—
Senior Secured Term Loan Facility, due 2021	250,000	2,500	5,000	5,000	237,500
5 3/8% Senior Notes, due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	376,250	53,750	107,500	107,500	107,500
Estimated interest payments on variable rate debt (1)	284,413	83,684	155,916	32,349	12,464
Operating leases	131,132	23,945	39,116	25,503	42,568
Contractual minimums under telephony agreements (2)	50,500	48,000	2,500	—	—
Purchase obligations (3)	58,910	50,069	7,983	858	—

Total contractual cash obligations	$4,301,330	$283,823	$2,196,890	$420,585	$1,400,032

(1)	Interest rate assumptions based on January 12, 2016 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2016. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2015, we had accrued $45.1 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $136.8 million for the year ended December 31, 2015, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $130.3 million for the year ended December 31, 2014. Capital expenditures for the year ended December 31, 2015 consisted primarily of equipment and upgrades at existing facilities, the consolidation of data centers and related expansion of our network infrastructure. We currently estimate our capital expenditures for 2016 to be approximately $135.0 million to $160.0 million primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities, and data center consolidations.

Off—Balance Sheet Arrangements

Performance obligations of certain of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through May 2017 and are renewed as required. The outstanding commitment on these obligations at December 31, 2015 was $5.6 million.

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

Services in Unified Communications Services are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a user or network circuit basis. Telecom services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

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

Services in Interactive Services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or in the case of subscription arrangements, generally billed in advance and revenue recognized ratably over the contract term.

Services in Specialized Agent Services are generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is generally based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period.

For all of our reportable segments, fees received for future service periods are deferred until the service is performed.

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

Capitalization of Internal Costs. During the application development stage, we capitalize internal and external costs, primarily consisting of payroll and payroll related expenses, for software development for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other Internal-Use Software. Costs to develop or obtain software that allows for access to or conversion of old data by new systems are also capitalized. These costs are amortized over the estimated useful life of the software and reviewed periodically for impairment in accordance with ASC 360-10-35 Property, Plant and Equipment. For software that we intend to sell, costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized in accordance with ASC Topic 985-20, Cost of Software to be Sold, Leased or Marketed.

Goodwill and Intangible Assets. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using weighted average results of an income approach (discounted cash flow methodology) and market approach. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The market approach requires the formulation of valuation multiples derived from the financial data and share trading prices of publicly traded companies which we consider comparable to West Corporation and applicable reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying-value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2015 as the fair value substantially exceeded the carrying value for each of our reporting units in step one. If events and circumstances change resulting in significant changes in operations which result in lower actual operating income compared to projected operating income, we will test our reporting unit for impairment prior to our annual impairment test.

Our indefinite-lived intangible assets consisted of trade names, and their values were assessed separately from goodwill in connection with our annual impairment testing. This assessment was made using the relief-from-royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. During the fourth quarter of 2015, in conjunction with a new branding initiative, we reclassified our indefinite lived intangible assets as 20-year finite-lived intangible assets. The impairment analysis performed on these assets at the time of reclassification indicated a fair value substantially in excess of carrying value. At the end of 2015, the Company had no indefinite-lived intangible assets.

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

Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We have established reserves for probable tax exposures. These reserves, included in long-term tax liabilities, represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits. Our repatriation policy is to look at our foreign earnings on a jurisdictional basis. We have historically determined that a portion of the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability on such foreign source income. We have determined at December 31, 2015 that a portion of our foreign earnings are indefinitely reinvested, and therefore deferred income taxes have not been provided on such foreign subsidiary earnings.

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-017, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes in the balance sheet. Under the new guidance, deferred tax assets and liabilities will be classified as noncurrent in the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. The new guidance allows for prospective or retrospective application and early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact on the consolidated financial statements of the Company.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the new guidance, debt issuance costs, which totaled $57.1 million at December 31, 2015, will be reported as a direct deduction from Long-term debt obligations rather than as an asset. The guidance is effective for annual periods beginning after December 15, 2015. The new guidance requires retrospective application and early adoption is permitted. The Company does not expect adoption of this guidance in 2016 will have a material impact on the consolidated financial statements of the Company.

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

Interest Rate Risk

As of December 31, 2015, we had $2,400.2 million outstanding under our Senior Secured Credit Facilities and $1.0 billion outstanding under our 2022 Senior Notes.

Due to the interest rate floors on the Senior Secured Term Loan Facilities due in 2018 and 2021, approximately 90% of our variable rate debt is subject to interest rate risk only if current LIBOR rates exceed the interest rate floors of 75 basis points. At December 31, 2015, the 30 and 90 day LIBOR rates were approximately 0.4275% and 0.6122%, respectively. An additional 50 basis point increase to LIBOR rates as of December 31, 2015 would have exceeded the 75 basis floor and resulted in an annualized increase in interest expense of approximately $7.5 million on the variable interest rates of the Senior Secured Term Loan Facilities due in 2018 and 2021. Every 50 basis point increase in variable interest rates above the LIBOR interest rate floor would increase our annual interest expense on the entirety of our variable rate debt by approximately $12.0 million, including our Senior Secured Term Loan Facilities due in 2018 and 2021 (an increase of $10.3 million), as well as the TLA, which does not include an interest rate floor (an increase of $1.7 million). As a result of prevailing LIBOR rates, material rate increases on our variable rate debt are possible. The Company is evaluating strategies and the timeline to reduce interest rate risk exposure with an objective to achieve, or synthetically achieve, a fifty percent fixed rate debt portfolio.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries.

Based on our level of operating activities in foreign operations during 2015, a ten percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.1%.

For the years ended December 31, 2015, 2014 and 2013, revenue from non-U.S. countries was approximately 21%, 23% and 24% of consolidated revenue, respectively. During these periods, revenue from the United Kingdom accounted for 13%, 13% and 12% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At December 31, 2015, 2014 and 2013 long-lived assets from non-U.S. countries were approximately 8%, 7% and 9% of consolidated long-lived assets, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At December 31, 2015, we had no cash flow hedges outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is incorporated herein from our Consolidated Financial Statements and Notes thereto set forth on pages F-1 through F-45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2015, and have concluded that these controls and procedures are effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We acquired SharpSchool on June 2, 2015, Magnetic North on October 31, 2015 and ClientTell on November 1, 2015. Collectively these acquisitions represented approximately 0.3% of our 2015 revenue and approximately 3% of our assets as of December 31, 2015. As these acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include these acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by an independent registered public accounting firm, as stated in their report which is set forth below and on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SharpSchool (acquired on June 2, 2015), Magnetic North (acquired on October 31, 2015), and ClientTell (acquired on November 1, 2015) and whose financial statements collectively constitute 0.3% of total revenues and 3% of total assets of the consolidated financial statements amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include internal control over financial reporting at SharpSchool, Magnetic North and ClientTell. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 18, 2016

ITEM 9B.	OTHER INFORMATION

Employment Agreements

On February 16, 2016, we amended the employment agreements with each of Thomas B. Barker, Nancee R. Berger, Jan D. Madsen, David C. Mussman and David J. Treinen to replace the Exhibit A to each such agreement related to 2015 compensation with a new Exhibit A related to 2016 compensation. Each of Mr. Barker, Ms. Berger, Ms. Madsen, Mr. Mussman and Mr. Treinen is referred to herein as an “Executive.”

The Exhibit A to each of the applicable employment agreements establishes for each Executive base compensation and bonus compensation for 2016. The total performance bonus which may be earned by each Executive will be subject to a cap. Each of the Executives is eligible to receive a performance bonus based on consolidated revenue (“Revenue”) and adjusted earnings per share from continuing operations - diluted (“Adjusted EPS”) for West in 2016. The 2016 bonus for each Executive shall be earned in three Revenue tranches and three Adjusted EPS tranches, as follow:

•	“Revenue Tranche 1” will be based on achievement of Revenue of $2.256 billion.

•

“Revenue Tranche 2” will be based on achievement of Revenue above $2.256 billion up to $2.306 billion and will be earned pro-rata for each dollar of Revenue in excess of $2.256 billion up to $2.306 billion.

•	“Revenue Tranche 3” will be based on achievement of Revenue above $2.342 billion and will be earned pro-rata for each dollar of Revenue in excess of $2.342 billion.

•	“Adjusted EPS Tranche 1” will be based on achievement of Adjusted EPS of $2.79.

•	“Adjusted EPS Tranche 2” will be based on achievement of Adjusted EPS above $2.79 and will be earned for each penny of Adjusted EPS in excess of $2.79 up to $3.02.

•	“Adjusted EPS Tranche 3” will be based on achievement of Adjusted EPS above $3.06 and will be earned for each penny of Adjusted EPS in excess of $3.06.

Revenue and Adjusted EPS for purpose of the bonus calculations will be adjusted up or down to reflect the foreign exchange rates assumed in West’s 2016 budget and guidance rather than the actual foreign exchange rates, and any resulting adjustment to Adjusted EPS will apply the same rounding conventions used for publicly reported Adjusted EPS. The Revenue and Adjusted EPS objectives are based upon West’s and its affiliates’ consolidated operations. Results arising from mergers, acquisitions and joint ventures completed during 2016 may be included in bonus calculations on a case by case basis, as determined by the Compensation Committee.

Each Executive’s current base compensation and the method by which each Executive’s bonus compensation for 2016 is calculated are as follows:

Thomas Barker. Mr. Barker’s base compensation is $1,000,000. He is also eligible to receive a performance bonus based on Revenue and Adjusted EBITDA for West in 2016. The bonus calculation, based on the Revenue and Adjusted EBITDA tranches described above, is as follows:

Bonus Calculations for Revenue Tranches 1, 2 and 3

Tranche	2016 Revenue	Revenue Bonus
Revenue Tranche 1	Revenue of $2.256 billion	$52,000
Revenue Tranche 2	Revenue in excess of $2.256 billion up to $2.306 billion	Calculated at a rate of $4,160 per million dollars
Revenue Tranche 3	Revenue in excess of $2.342 billion	Calculated at a rate of $7,742 per million dollars

Bonus Calculations for Adjusted EPS Tranches 1, 2 and 3

Tranche	2016 Adjusted EPS	Adjusted EPS Bonus
Adjusted EPS Tranche 1	Adjusted EPS of $2.79	$208,000
Adjusted EPS Tranche 2	Adjusted EPS in excess of $2.79 up to $3.02	$36,174 per penny
Adjusted EPS Tranche 3	Adjusted EPS in excess of $3.06	$73,846 per penny

Mr. Barker’s total performance bonus described above may not exceed $3,000,000 in the aggregate.

Nancee Berger. Ms. Berger’s base compensation is $660,000. She is also eligible to receive a performance bonus based on Revenue and Adjusted EBITDA for West in 2016. The bonus calculation, based on the Revenue and Adjusted EBITDA tranches described above, is as follows:

Bonus Calculations for Revenue Tranches 1, 2 and 3

Tranche	2016 Revenue	Revenue Bonus
Revenue Tranche 1	Revenue of $2.256 billion	$36,400
Revenue Tranche 2	Revenue in excess of $2.256 billion up to $2.306 billion	Calculated at a rate of $2,912 per million dollars
Revenue Tranche 3	Revenue in excess of $2.342 billion	Calculated at a rate of $5,419 per million dollars

Bonus Calculations for Adjusted EPS Tranches 1, 2 and 3

Tranche	2016 Adjusted EPS	Adjusted EPS Bonus
Adjusted EPS Tranche 1	Adjusted EPS of $2.79	$145,600
Adjusted EPS Tranche 2	Adjusted EPS in excess of $2.79 up to $3.02	$25,322 per penny
Adjusted EPS Tranche 3	Adjusted EPS in excess of $3.06	$51,692 per penny

Ms. Berger’s total performance bonus described above may not exceed $2,100,000 in the aggregate.

Jan Madsen. Ms. Madsen’s base compensation is $430,000. She is also eligible to receive a performance bonus based on Revenue and Adjusted EBITDA for West in 2016. The bonus calculation, based on the Revenue and Adjusted EBITDA tranches described above, is as follows:

Bonus Calculations for Revenue Tranches 1, 2 and 3

Tranche	2016 Revenue	Revenue Bonus
Revenue Tranche 1	Revenue of $2.256 billion	$12,000
Revenue Tranche 2	Revenue in excess of $2.256 billion up to $2.306 billion	$960 per million dollars
Revenue Tranche 3	Revenue in excess of $2.342 billion	$1,742 per million dollars

Bonus Calculations for Adjusted EPS Tranches 1, 2 and 3

Tranche	2016 Adjusted EPS	Adjusted EPS Bonus
Adjusted EPS Tranche 1	Adjusted EPS of $2.79	$48,000
Adjusted EPS Tranche 2	Adjusted EPS in excess of $2.79 up to $3.02	$8,348 per penny
Adjusted EPS Tranche 3	Adjusted EPS in excess of $3.06	$16,615 per penny

Ms. Madsen’s total performance bonus described above may not exceed $684,000 in the aggregate.

David Mussman. Mr. Mussman’s base compensation is $375,000. He is also eligible to receive a performance bonus based on Revenue and Adjusted EBITDA for West in 2016. The bonus calculation, based on the Revenue and Adjusted EBITDA tranches described above, is as follows:

Bonus Calculations for Revenue Tranches 1, 2 and 3

Tranche	2016 Revenue	Revenue Bonus
Revenue Tranche 1	Revenue of $2.256 billion	$8,000
Revenue Tranche 2	Revenue in excess of $2.256 billion up to $2.306 billion	Calculated at a rate of $640 per million dollars
Revenue Tranche 3	Revenue in excess of $2.342 billion	Calculated at a rate of $1,129 per million dollars

Bonus Calculations for Adjusted EPS Tranches 1, 2 and 3

Tranche	2016 Adjusted EPS	Adjusted EPS Bonus
Adjusted EPS Tranche 1	Adjusted EPS of $2.79	$32,000
Adjusted EPS Tranche 2	Adjusted EPS in excess of $2.79 up to $3.02	$5,565 per penny
Adjusted EPS Tranche 3	Adjusted EPS in excess of $3.06	$10,769 per penny

Mr. Mussman’s total performance bonus described above may not exceed $450,000 in the aggregate.

David Treinen. Mr. Treinen’s base compensation is $430,000. He is also eligible to receive a performance bonus of up to $684,000 in the aggregate based on Revenue and Adjusted EBITDA for West in 2016. The bonus calculation, based on the Revenue and Adjusted EBITDA tranches described above, is as follows:

Bonus Calculations for Revenue Tranches 1, 2 and 3

Tranche	2016 Revenue	Revenue Bonus
Revenue Tranche 1	Revenue of $2.256 billion	$12,000
Revenue Tranche 2	Revenue in excess of $2.256 billion up to $2.306 billion	$960 per million dollars
Revenue Tranche 3	Revenue in excess of $2.342 billion	$1,742 per million dollars

Bonus Calculations for Adjusted EPS Tranches 1, 2 and 3

Tranche	2016 Adjusted EPS	Adjusted EPS Bonus
Adjusted EPS Tranche 1	Adjusted EPS of $2.79	$48,000
Adjusted EPS Tranche 2	Adjusted EPS in excess of $2.79 up to $3.02	$8,348 per penny
Adjusted EPS Tranche 3	Adjusted EPS in excess of $3.06	$16,615 per penny

Mr. Treinen’s total performance bonus described above may not exceed $684,000 in the aggregate.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and corporate governance required by this Item will be contained under the headings “Nominees for Election to the Board of Directors,” Other Members of the Board of Directors,” “Corporate Governance, Committees of the Board of Directors” and information about compliance with Section 16(a) of the Exchange Act by our directors and executive officers required by this Item will be contained under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance” from our proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders to be held on May 17, 2016.

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

Our executive officers at January 31, 2016 were as follows:

Name	Age	Position
Thomas B. Barker	61	Chairman of the Board and Chief Executive Officer
Ronald Beaumont	67	President—Telecom Services and President—Safety Services
Nancee R. Berger	55	President and Chief Operating Officer
J. Scott Etzler	63	President—Unified Communications Services and President—Revenue Generation Services
Jon R. Hanson	49	President—Interactive Services
Rod J. Kempkes	50	Chief Administrative Officer
Jan D. Madsen	52	Chief Financial Officer and Treasurer
David C. Mussman	55	Executive Vice President, Secretary and General Counsel
David J. Treinen	59	Executive Vice President—Corporate Development and Planning

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

Ronald Beaumont served as Chief Executive Officer of Hypercube LLC since its formation in 2005 until Hypercube was acquired by us in March 2012. Mr. Beaumont has served as President of Hypercube, which was renamed West Telecom Services in 2015, since acquired by West. In January 2016, Mr. Beaumont was named President of West Safety Services.

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

J. Scott Etzler joined InterCall, Inc. in June 1998 as President and Chief Operating Officer and was Chief Executive Officer from March 1999 until InterCall was acquired by West in May 2003. Mr. Etzler has served as President of InterCall, which was renamed West Unified Communications Services in 2016, since the acquisition in May 2003.

Jon R. (Skip) Hanson joined us in 1991 as a Business Analyst. From 1999 until 2008, he served as Chief Administrative Officer and Executive Vice President of Corporate Services. From 2008-2012, Mr. Hanson was President of West Customer Management Group. In 2013, Mr. Hanson was named President of West Interactive Corporation and since 2014, has served as President of West Interactive Services.

Rod J. Kempkes joined West in 1989 as part of the finance group. Throughout his tenure at West, Mr. Kempkes has held various executive roles most recently as President of West Direct Inc. from March 2009 until May 2012. Effective July 2012, Mr. Kempkes was promoted to the position of Chief Administrative Officer.

Jan Madsen joined West in December 2014 and was named Chief Financial Officer and Treasurer in 2015. Prior to joining West, Ms. Madsen served as Vice President for Finance for Creighton University from September 2010 to December 2014. Prior to joining Creighton University, Ms. Madsen served as a consultant and, prior thereto, as Chief Financial Officer for the Financial Services Division of First Data Corporation.

David C. Mussman joined West Corporation in January 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining West, Mr. Mussman was a partner at the law firm of Erickson & Sederstrom. In 2006, Mr. Mussman became Secretary of the Company.

David J. Treinen joined West in 2007 as Executive Vice President, Corporate Development and Planning. Prior to joining West Corporation, he served as Executive Vice President, Corporate Development and Strategy for First Data Corporation from September 2006 until September 2007. Prior to that assignment, Mr. Treinen held a number of responsibilities with First Data Corporation including Senior Vice President from February 2006 to August 2006, President of First Data Government Solutions from April 2004 to January 2006 and Managing Director of eONE Global, a First Data Corporation subsidiary, from November 2000 through March 2004.

We have adopted a code of ethical conduct that applies to our senior financial officers. The senior financial officers include our Chief Executive Officer and our Chief Financial Officer and Treasurer. The Code of Ethical Business Conduct is located in the “Financial Information” section of our website at www.west.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethical Business Conduct within four business days of amendments or waiver, as the case may be.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive and director compensation required by this Item will be contained under the headings “2015 Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” from our proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders to be held on May 17, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to ownership of our common stock by certain persons required by this Item will be contained under the headings “Beneficial Ownership Of Our Common Stock” from our proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders to be held May 17, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors required by this Item will be contained under the headings “Related Person Transactions” from our proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders to be held May 17, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services required by this Item will be contained under the section Ratification of Independent Registered Public Accounting Firm from our proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders to be held on May 17, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description

2.01	Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 7, 2015)

2.02	Amendment No. 1 to Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 (incorporated by reference to Exhibit 10.09 to Form 10-Q filed May 7, 2015)

3.01	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013)

3.02	Second Amended and Restated By-Laws of the Company effective March 27, 2013 (incorporated by reference to Exhibit 3.2 to Form 8-K dated March 27, 2013)

4.01	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.02	Supplemental Indenture, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014)

4.03	Supplemental Indenture, dated as of January 29, 2015, by and among West Corporation, West Claims Recovery Services, LLC, West Revenue Generation Services, LLC, and Cobalt Acquisition Company, LLC, a Delaware limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.03 to Form 10-K filed February 19, 2005)

Exhibit Number	Description

4.04	Supplemental Indenture, dated as of February 12, 2016, by and among ClientTell, Inc., a Georgia corporation, ClientTell Lab, LLC, a Georgia limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 **

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.01 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

10.05	Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013)

10.06	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

Exhibit Number	Description

10.07	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.08	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent and the Designated Lender, to the Amended and Restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2015)

10.09	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.10	Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.11	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

10.12	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.13	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.14	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.15	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.16	Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.17	Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.18	Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on February 20, 2014)

Exhibit Number	Description

10.19	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.20	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.21	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.22	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.23	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 29, 2012) (1)

10.24	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.25	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 29, 2012) (1)

10.26	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 29, 2012) (1)

10.27	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.28	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan (2013 awards) (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 1, 2013) (1)

10.29	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013) (1)

10.30	Form of West Corporation Restricted Stock Award Agreement (2014 awards) (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2014) (1)

10.31	Form of West Corporation Restricted Stock Unit Award Agreement (2014 through May 2015 awards) (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 6, 2014) (1)

10.32	Form of West Corporation Performance-Based Restricted Stock Award Agreement (2014 award) (incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 6, 2014) (1)

10.33	Form of West Corporation Restricted Stock Award Agreement (awards beginning September 2015) (incorporated by reference to Exhibit 10.01 to Form 10-Q filed November 6, 2015) (1)

10.34	Form of West Corporation Performance-Based Restricted Stock Award Agreement (awards beginning September 2015) (incorporated by reference to Exhibit 10.02 to Form 10-Q filed November 6, 2015) (1)

10.35	Form of West Corporation Restricted Stock Award Agreement (initial award for non-employee directors) (1)**

10.36	Form of West Corporation Restricted Stock Award Agreement (non-employee directors) (1)**

10.37	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2013) (1)

Exhibit Number	Description

10.38	Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.39	West Corporation Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.40	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.41	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013)

10.42	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (incorporated by reference to Exhibit 10.46 to Form 10-K filed February 20, 2014) (1)

10.43	Amendment Number Three to the West Corporation nonqualified Deferred Compensation Plan dated as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 5, 2014) (1)

10.44	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.45	West Corporation Stock Deferral Plan (incorporated by reference to Exhibit 10.01 to Form 8-K filed May 5, 2015) (1)

10.46	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.43 to Form 10-K filed February 19, 2015) (1)

10.47	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.48	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1)**

10.49	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.50	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1)**

10.51	Employment Agreement between West Corporation and David J. Treinen dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed February 12, 2010) (1)

10.52	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (1)**

10.53	Employment Agreement between West Corporation and Jan D. Madsen dated December 24, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2015) (1)

10.54	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Jan D. Madsen, dated December 24, 2014 (1)**

10.55	Employment Agreement between West Corporation and David C. Mussman dated December 31, 2008 (incorporated by reference to Exhibit 10.57 to Form 10-K filed February 19, 2015) (1)

Exhibit Number	Description

10.56	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David C. Mussman (1)**

10.57	Separation Agreement, dated May 6, 2014, between West Corporation and Paul M. Mendlik (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2014) (1)

10.58	Stock Repurchase Agreement, dated March 9, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2015)

10.59	Stock Repurchase Agreement, dated June 18, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015)

21.01	Subsidiaries **

23.01	Consent of independent registered public accounting firm **

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2015, filed on February 18, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer and Chairman
Of the Board
(Principal Executive Officer)

February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date

/s/ Lee Adrean Lee Adrean Director	February 18, 2016

/s/ Donald M. Casey Donald M. Casey Director	February 18, 2016

/s/ Anthony J. DiNovi Anthony J. DiNovi Director	February 18, 2016

/s/ Paul R. Garcia Paul R. Garcia Director	February 18, 2016

/s/ Laura A. Grattan Laura A. Grattan Director	February 18, 2016

/s/ Michael A. Huber Michael A. Huber Director	February 18, 2016

/s/ Diane Offereins Diane Offereins Director	February 18, 2016

/s/ Gregory T. Sloma Gregory T. Sloma Director	February 18, 2016

/s/ Thomas B. Barker Thomas B. Barker Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2016

Signatures	Date

/s/ Jan D. Madsen Jan D. Madsen Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2016

/s/ R. Patrick Shields R. Patrick Shields Senior Vice President—Chief Accounting Officer	February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Omaha, Nebraska

February 18, 2016

WEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2015	2014	2013
REVENUE	$2,280,259	$2,218,594	$2,120,972
COST OF SERVICES	970,693	943,331	894,628
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	853,116	813,856	775,050

OPERATING INCOME	456,450	461,407	451,294

OTHER INCOME (EXPENSE):
Interest income	205	268	282
Interest expense	(154,273)	(188,102)	(232,935)
Debt call premium and accelerated amortization of deferred financing costs	(2,304)	(73,309)	(23,105)
Other, net	(1,405)	7,026	2,206

Other expense	(157,777)	(254,117)	(253,552)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	298,673	207,290	197,742

INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	107,757	72,679	74,651

INCOME FROM CONTINUING OPERATIONS	190,916	134,611	123,091

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	50,924	23,794	20,111

NET INCOME	$241,840	$158,405	$143,202

EARNINGS PER COMMON SHARE—BASIC:
Continuing Operations	$2.29	$1.60	$1.56
Discontinued Operations	0.61	0.29	0.26

Total Earnings Per Common Share—Basic	$2.90	$1.89	$1.82

EARNINGS PER COMMON SHARE—DILUTED
Continuing Operations	$2.24	$1.57	$1.53
Discontinued Operations	0.59	0.28	0.25

Total Earnings Per Common Share—Diluted	$2.83	$1.85	$1.78

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	83,420	84,007	78,875
Diluted Common	85,394	85,507	80,318

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2015	2014	2013
Net income	$241,840	$158,405	$143,202

Foreign currency translation adjustments, net of tax of $19,903, $13,662 and $(5,605)	(35,230)	(25,306)	9,145

Reclassification of a cash flow hedge into earnings, net of tax of $0, $0 and $1,349	—	—	(2,201)

Unrealized gain on cash flow hedges, net of tax of $0, $0 and $(2,444)	—	—	3,987

Other comprehensive income (loss), net of tax	(35,230)	(25,306)	10,931

Comprehensive income	$206,610	$133,099	$154,133

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,338	$115,061
Trust and restricted cash	19,829	18,573
Accounts receivable, net of allowance of $7,270 and $7,544	373,087	355,625
Income taxes receivable	19,332	—
Prepaid assets	43,093	45,242
Deferred expenses	65,781	65,317
Other current assets	22,040	30,575
Assets held for sale	17,672	304,605

Total current assets	743,172	934,998
PROPERTY AND EQUIPMENT:
Property and equipment	1,053,678	1,045,769
Accumulated depreciation and amortization	(718,834)	(695,739)

Total property and equipment, net	334,844	350,030
GOODWILL	1,915,690	1,884,920
INTANGIBLE ASSETS, net of accumulated amortization of $583,623 and $527,153	370,021	388,166
OTHER ASSETS	248,552	259,961

TOTAL ASSETS	$3,612,279	$3,818,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$92,935	$91,353
Deferred revenue	161,828	144,413
Accrued expenses	220,926	228,424
Current maturities of long-term debt	24,375	16,246
Liabilities held for sale	—	84,788

Total current liabilities	500,064	565,224

LONG-TERM OBLIGATIONS, less current maturities	3,375,750	3,642,540
DEFERRED INCOME TAXES	102,530	96,632
OTHER LONG-TERM LIABILITIES	186,073	173,320

Total liabilities	4,164,417	4,477,716
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 85,459 and 84,272 shares issued and 83,367 and 84,180 shares outstanding	85	84
Additional paid-in capital	2,193,193	2,155,864
Retained deficit	(2,607,415)	(2,772,775)
Accumulated other comprehensive loss	(72,736)	(37,506)
Treasury stock at cost (2,092 and 92 shares)	(65,265)	(5,308)

Total stockholders’ deficit	(552,138)	(659,641)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,612,279	$3,818,075

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241,840	$158,405	$143,202
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from discontinued operations, net of income taxes	(50,924)	(23,794)	(20,111)
Depreciation	111,214	107,303	97,108
Amortization	81,050	73,234	63,561
Provision for share based compensation	22,925	15,574	10,383
Deferred income tax (benefit) expense	8,930	(26,632)	(6,827)
Debt amortization	21,945	31,636	24,849
(Gain) loss on disposal of equipment	438	(316)	13
Other	234	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,257)	13,169	(22,308)
Other assets	(7,675)	(52,479)	(22,891)
Accounts payable	21,345	6,771	(36,361)
Accrued wages	3,735	1,859	6,888
Interest payable	(8,083)	57,439	25,992
Income tax payable	(25,085)	5,824	15,446
Accrued expenses and other liabilities	(1,864)	41,498	39,825

Net cash flows from continuing operating activities	410,768	409,491	318,769
Net cash flows from discontinued operating activities	7,222	53,232	65,318

Total net cash flows from operating activities	417,990	462,723	384,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $204, $0 and $0	(94,376)	(398,060)	—
Purchase of property and equipment	(136,810)	(130,318)	(114,260)
Other	(1,247)	4,002	(7,622)

Net cash flows from continuing investing activities	(232,433)	(524,376)	(121,882)
Net cash flows from discontinued investing activities	275,815	(20,530)	(13,626)

Total net cash flows from investing activities.	43,382	(544,906)	(135,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	1,000,000	—
Proceeds from term loan facility	250,000	350,000	—
Payments on notes and term loan facilities	—	(1,150,000)	(450,000)
Proceeds from initial public offering, net of offering costs	—	—	398,066
Proceeds from issuance of long-term revolving credit obligations	139,000	382,765	85,000
Payments on long-term revolving credit obligations	(324,000)	(197,765)	(85,000)
Dividends paid	(75,161)	(75,702)	(56,674)
Debt issuance costs	(4,848)	(27,330)	(30,760)
Principal repayments on long-term obligations	(323,661)	(251,560)	(42,309)
Debt redemption premiums paid on senior and subordinated notes	—	(61,708)	(16,502)
Repurchases of common stock	(59,957)	—	—
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	10,384	6,273	1,360
Other	—	—	(9)

Net cash flows from continuing financing activities	(388,243)	(25,027)	(196,828)
Net cash flows from discontinued financing activities	—	—	—

Total net cash flows from financing activities	(388,243)	(25,027)	(196,828)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5,852)	(7,770)	(821)
NET CHANGE IN CASH AND CASH EQUIVALENTS	67,277	(114,980)	50,930
CASH AND CASH EQUIVALENTS, Beginning of period	115,061	230,041	179,111

CASH AND CASH EQUIVALENTS, End of period	$182,338	$115,061	$230,041

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES )

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Deficit
BALANCE, January 1, 2013	$62	$1,720,639	$(2,941,948)	$(23,131)	$(5,308)	$(1,249,686)
Net income			143,202			143,202
Dividends declared (cash dividend/$0.675 per share)			(56,443)			(56,443)
Other comprehensive income, net of tax of ($6,700) (Note 15)				10,931		10,931
Executive Deferred Compensation Plan activity, net (63,773 shares distributed)		3,301				3,301
Issuance of common stock in connection with our initial public offering (21,275,000 shares)	21	401,012				401,033
Initial public offering costs		(2,967)				(2,967)
Stock options exercised including related tax benefits (218,872 shares)	1	2,158				2,159
Share based compensation		8,298				8,298

BALANCE, December 31, 2013	84	2,132,441	(2,855,189)	(12,200)	(5,308)	(740,172)
Net income			158,405			158,405
Dividends declared (cash dividend/$0.90 per share)			(75,991)			(75,991)
Other comprehensive loss, net of tax of $13,662 (Note 15)				(25,306)		(25,306)
Executive Deferred Compensation Plan activity, net (62,489 shares distributed)		3,474				3,474
Stock options exercised including related tax benefits (112,216 shares)		766				766
Share issued from the Employee Stock Purchase Plan (271,255 shares)		6,037				6,037
Share based compensation		13,146				13,146

BALANCE, December 31, 2014	84	2,155,864	(2,772,775)	(37,506)	(5,308)	(659,641)
Net income			241,840			241,840
Dividends declared (cash dividend/$0.90 per share)			(76,480)			(76,480)
Other comprehensive loss, net of tax of $19,903 (Note 15)				(35,230)		(35,230)
Purchase of stock at cost (2,000,000 shares)					(59,957)	(59,957)
Executive Deferred Compensation Plan activity, net (204,323 shares distributed)		3,638				3,638
Stock options exercised including related tax benefits (413,008 shares)	1	5,640				5,641
Shares issued from the Employee Stock Purchase Plan (286,141 shares)		7,184				7,184
Share based compensation		20,867				20,867

BALANCE, December 31, 2015	$85	$2,193,193	$(2,607,415)	$(72,736)	$(65,265)	$(552,138)

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a global provider of technology-enabled communication services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We offer a broad range of communication and network infrastructure solutions that help manage or support essential communications. These solutions include unified communications services, safety services, interactive services such as automated notifications, specialized agent services and telecom services.

The scale and processing capacity of our technology platforms, combined with our expertise in managing multichannel interactions, enable us to provide reliable, high-quality, mission-critical communications designed to maximize return on investment for our clients and help them build smarter, more meaningful connections. We are dedicated to delivering and improving upon new channels, new capabilities and new choices for how businesses and consumers collaborate, connect and transact.

Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries, including telecommunications, retail, financial services, public safety, education, technology and healthcare. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Our Services

— Unified Communications (“UC”) Services. We provide our clients with a range of integrated unified communication services. We combine reliable technologies with experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific needs. Our products and services can improve many aspects of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

— Telecom Services. We provide local and national tandem switching services that facilitate an efficient exchange of network traffic between originating and terminating networks throughout the U.S. We connect people and unite networks by delivering interconnection services for all types of providers, including wireless, wireline, cable and VoIP. We operate a next-generation technology-agnostic national network providing a cost effective means for TDM to IP conversion for IP networks that require access to the Public Switched Telephone Network (PSTN). We provide carrier-grade interconnections that reduce cost and merge traditional telecom, mobile and IP technologies onto a common, efficient backbone. Telecom Services also provides much of the telecommunications network infrastructure that supports our conferencing business.

— Safety Services. We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; VoIP providers; alarm/security companies; as well as public safety, government agencies and enterprises. West services the public and personal safety ecosystem with networks and an understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies. We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points (“PSAPs”). Our seamless and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers.

— Interactive Services. We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including IVR self-service, proactive notifications and mobility, cloud contact center and comprehensive professional services. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create a connected customer experience across channels. Our high-capacity and high-availability platform can be deployed in a number of ways and integrated with other inbound and outbound communication channels. In most cases, our technology also directly interfaces with our clients’ internal systems, including customer relationship management, PBX and enterprise reporting platforms.

— Specialized Agent Services. We provide our clients a combination of highly skilled subject matter experts with proven analytics and technology to provide solutions for the fast-growing healthcare market. We believe we are the leading provider of healthcare advocacy products and services to employees of large organizations. We also help health insurance payers, third-party administrators and self-insured employers improve cash flow and reduce healthcare costs by identifying and recovering overpaid and third-party liability claims. Additionally, we offer business-to-business sales across multiple vertical markets with a focus on increasing our clients’ market share and improving customer relationships.

During 2015, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services, which includes collaboration services, UCaaS services and telecom services;

•	Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services and 9-1-1 solutions for enterprises and database management;

•	Interactive Services, including proactive notifications and mobility, interactive voice response (“IVR”) self-service, cloud contact center and professional services; and

•	Specialized Agent Services, which includes healthcare advocacy services, cost management services and revenue generation.

Beginning in 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented.

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

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Services in Unified Communications Services are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a user or network circuit basis. Telecom services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

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

Services in Interactive Services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or in the case of subscription arrangements, generally billed in advance and revenue recognized ratably over the contract term.

Services in Specialized Agent Services are generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for health advocacy services is generally based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period.

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

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities, interest income from short-term investments, investment gains or losses in the assets held in our deferred compensation plans and foreign currency transaction gains (losses) on affiliate transactions denominated

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

in currencies other than the functional currency. In 2015, other income (expense) included transition service agreements revenue and expense related to the divestiture of certain of our agent businesses as well as rental income from the buyer of our divested businesses.

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

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts of approximately $7.3 million and $7.5 million at December 31, 2015 and 2014, respectively.

Deferred Expenses: Deferred expenses are for prepayments to support future revenue streams and include web collaboration services, prepaid service contracts and prepaid video hosting services. These prepayments will be recognized as expense as the associated revenue is recognized.

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

Goodwill and Intangible Assets: Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2015, our reporting units were our five operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the weighted average results of an income approach (discounted cash flow methodology) and market approach. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted average cost of capital. The market approach requires the formulation of valuation multiples derived from the financial data and share trading prices of publicly traded companies which we

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

consider comparable to West Corporation and applicable reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. There was no impairment in 2015 as the fair value exceeded the carrying value for each of our reporting units.

Our indefinite-lived intangible assets consist of trade names and their values are assessed separately from goodwill in connection with our annual impairment testing. This assessment is made using the relief-from-royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. During 2015 we assessed the lives of all of our intangible assets in conjunction with a Company-wide rebranding strategy. As a result of that review, the two remaining indefinite-lived intangible assets were assigned finite-lives.

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

Other Assets: Other assets primarily include the unamortized balance of debt acquisition costs, assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds invested in debt and equity securities and are classified as trading securities as employees have the ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized (losses) gains of ($1.3) million, $2.3 million and $6.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

Deferred Revenue: Deferred revenue includes receipts from customers primarily for web collaboration service licenses, video hosting services and installation fees in the Unified Communications Services reportable segment, annual subscription fees in the education vertical in the Interactive Services reportable segment and maintenance contracts in the Safety Services reportable segment. These receipts will be recognized as revenue over the life of the respective customer contracts. At December 31, 2015 and 2014 deferred revenue also included customer deposits of $1.1 million and $1.3 million, respectively.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Other Long-Term Liabilities: Other long-term liabilities primarily include liabilities held in non-qualified deferred compensation plans, uncertain tax positions and non-current deferred revenue.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss is composed of unrealized gains or losses on foreign currency translation adjustments arising from changes in exchange rates of our foreign subsidiaries. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The translation adjustment is included in comprehensive loss, net of related tax expense. Also, the gain or loss on the effective portion of cash flow hedges (i.e., change in fair value) is initially reported as a component of comprehensive loss. The remaining gain or loss is recognized in interest expense in the same period in which the cash flow hedge affects earnings. These are our only components of comprehensive loss. Our cash flow hedges matured during 2013.

Treasury Stock: We account for treasury stock under the cost method. Shares of common stock returned to, or repurchased by, the Company are recorded at cost and are included as a separate component of stockholders’ deficit. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (common stock, additional paid-in capital, etc.) remain intact. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded in retained deficit in our Consolidated Balance Sheets.

The Company’s Board of Directors has approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of its outstanding common stock. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. The Company expects to fund the program using its cash on hand and cash generated from operations. The program may be suspended or discontinued at any time without prior notice.

Share-Based Compensation: In accordance with Accounting Standards Codification 718 Compensation-Stock Compensation, we are required to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Dividend: We funded the dividends paid in 2015, 2014 and 2013 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. Beginning in May 2013, we paid a $0.225 per common share quarterly dividend. The total dividends paid in 2015, 2014 and 2013 were approximately $75.2 million, $75.7 million and $56.7 million, respectively. On February 1, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable March 3, 2016, to stockholders of record as of the close of business on February 22, 2016.

Public Offering: On March 18, 2015, we completed an underwritten public offering of 12,650,000 shares of common stock by certain of our existing stockholders at a public offering price of $30.75 per share, including 1,650,000 shares of common stock sold by the selling stockholders pursuant to the full exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds for the shares of common stock sold by the selling stockholders. Concurrently with the closing of the offering, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $29.596875 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $29.6 million, which was funded with cash on hand.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

On June 24, 2015 and July 22, 2015, we completed an underwritten public offering of 7,000,000 and 200,000 shares of common stock, respectively, by certain of our existing stockholders at a public offering price of $30.75 per share, with the 200,000 shares of common stock sold by the selling stockholders pursuant to a partial exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds for the shares of common stock sold by the selling stockholders. Concurrent with the closing of the offering on June 24, 2015, we repurchased 1,000,000 shares of common stock from the selling stockholders in a private transaction at $30.36 per share, which was the purchase price at which the shares of common stock were sold to the public in the underwritten offering, less underwriting discounts and commissions for an aggregate purchase price of approximately $30.4 million, which was funded with cash on hand.

Foreign Currency and Translation of Foreign Subsidiaries: The functional currencies of the Company’s foreign operations are the respective local currencies. All assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income. Foreign currency transaction gains or losses are recorded in the consolidated statements of income.

Statement of Cash Flows: In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the presentation in the Consolidated Statement of Cash Flows began with income from continuing operations. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the presentation in the Consolidated Statement of Cash Flows begins with net income and income from discontinued operations is included as an adjustment to reconcile net income to net cash flows from operating activities.

Recent Accounting Pronouncements: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-017, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes in the balance sheet. Under the new guidance, deferred tax assets and liabilities will be classified as noncurrent in the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. The new guidance allows for prospective or retrospective application and early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact on the consolidated financial statements of the Company.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the new guidance, debt issuance costs, which totaled $57.1 million at December 31, 2015, will be reported as a direct deduction from Long-term debt obligations rather than as an asset. The guidance is effective for annual periods beginning after December 15, 2015. The new guidance requires retrospective application and early adoption is permitted. The Company does not expect adoption of this guidance in 2016 will have a material impact on the consolidated financial statements of the Company.

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

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

2.	DISCONTINUED OPERATIONS

On December 30, 2014, our Board of Directors approved a plan to sell several of our agent-based businesses. Businesses to be sold included our consumer facing customer sales and lifecycle management, account services and receivables management businesses. On January 7, 2015, we entered into a definitive agreement to sell these agent-based businesses to Alorica Inc. for approximately $275.0 million in cash. On March 3, 2015, we completed the divestiture.

Corporate overhead expenses and other shared services expenses that had previously been allocated to these business units are now included in continuing operations. These expenses for the years ended December 31, 2014 and 2013 were $18.7 million and $17.8 million, respectively, and are reflected in selling, general and administrative expenses (“SG&A”).

The following table summarizes the results of discontinued operations for the years ended December 31, 2015, 2014 and 2013 in thousands:

	2015	2014	2013
Revenue	$102,251	$585,866	$573,959
Operating income	2,326	22,685	28,920
Gain on disposal	48,226	—	—
Income before income tax expense	50,553	21,625	29,019
Income tax expense (benefit)	(371)	(2,169)	8,908

Income from discontinued operations	$50,924	$23,794	$20,111

In 2015, the divestiture resulted in a $48.2 million gain on an after tax basis which is included within income from discontinued operations. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after tax gain realized on the sale was $56.8 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in 2014.

The following is a summary of the assets and liabilities of discontinued operations which were held for sale as of December 31, 2015 and December 31, 2014 in thousands:

	2015	2014
Assets:
Cash and cash equivalents	$—	$—
Trust and restricted cash	—	2,411
Accounts receivable net of allowance of $0 and $521	—	92,699
Deferred income taxes	—	8,974
Other assets	—	5,499
Property and equipment, net	17,672	38,146
Goodwill	—	152,716
Intangible and other assets	—	4,160

Total assets held for sale	$17,672	$304,605

Liabilities:
Accounts payable	$—	$19,660
Accrued expenses	—	29,249
Deferred income taxes	—	33,181
Other liabilities	—	2,698

Total liabilities held for sale	$—	$84,788

Net assets held for sale	$17,672	$219,817

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

On January 30, 2015, we entered into an exclusive sales listing agreement to market certain land, building and improvements which were primarily occupied by the agent businesses we later divested on March 3, 2015. The net book value of these assets is $17.7 million and the assets are presented on our December 31, 2015 consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount or fair value less costs to sell. At December 31, 2015, we were in active negotiations with a prospective buyer for these properties.

We have agreed to indemnify the buyer, up to the full purchase price, with respect to the equity interests of the companies we have sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representation and warranties in the purchase agreement for up to $13.75 million in losses.

3.	ACQUISITIONS

ClientTell

On November 2, 2015, we completed the acquisition of ClientTell, Inc., and ClienTell Labs, LLC collectively (“ClientTell”), which provide automated notifications and lab reporting services in the healthcare industry. The purchase price was approximately $38.4 million in cash, plus assumed liabilities, and was funded with cash on hand. Up to an additional $10.5 million in cash may be paid based on achievement of certain financial objectives over the next five years. The fair value of this contingent consideration arrangement as of the date of acquisition was $5.4 million and was estimated using the Monte Carlo simulation approach.

In the preliminary purchase price allocation, approximately $15.0 million was allocated to goodwill and $26.3 million to other intangible assets. The goodwill is deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of ClientTell were the expansion of our interactive services further into the healthcare vertical market, anticipated synergies, and other intangibles that do not qualify for separate recognition. This business has been integrated into the Interactive Services reportable segment.

Magnetic North

On October 31, 2015, we completed the acquisition of Magnetic North Software Limited (“Magnetic North”) for approximately $38.7 million in cash net of cash acquired, plus assumed liabilities, which was funded with cash on hand. Magnetic North is a UK-based provider of inbound/outbound/blended, multi-channel customer engagement technology solutions with multi-media routing, advanced analytics and compliance functionality and integrated, hosted voice and unified communications platforms to customers throughout EMEA and the Americas.

In the preliminary purchase price allocation, approximately $24.6 million was allocated to goodwill and $16.4 million to other intangible assets. The goodwill is not deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Magnetic North were their portfolio of complementary customer contact center and unified communications solutions, anticipated synergies, and other intangibles that do not qualify for separate recognition. This business has been integrated into the Unified Communications Services reportable segment.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

In the preliminary purchase price allocation, goodwill of $8.3 million, partially deductible for tax purposes under Canadian tax rules governing asset acquisitions, and finite-lived intangible assets of $9.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SharpSchool were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business for West. SharpSchool has been integrated into the Interactive Services reportable segment.

SchoolReach

On November 3, 2014, we completed the acquisition of the assets of GroupCast, LLC, a provider of alert and notification services for corporations, government entities and K-12 school districts that operates under two brands, GroupCast and SchoolReach (“SchoolReach”). SchoolReach is a provider of notification systems for thousands of smaller public school districts and private schools throughout the United States. The purchase price was approximately $13.5 million, less a working capital adjustment of $1.0 million, and was funded with cash on hand.

In the purchase price allocation, goodwill of $6.9 million, deductible for tax purposes, and finite-lived intangible assets of $7.4 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolReach was the expansion of our interactive services further into the education vertical market and anticipated synergies. SchoolReach has been integrated into the Interactive Services reportable segment.

911 Enable

On September 2, 2014, we acquired the 911 Enable business of Connexon Group, Inc. (“911 Enable”), a provider of emergency communications solutions for IP-based enterprise customers across the United States and Canada. The purchase price was approximately $42.4 million and was funded with cash on hand.

In the purchase price allocation, goodwill of $21.3 million, deductible for tax purposes under U.S. tax rules governing asset acquisitions, and finite-lived intangible assets of $20.7 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 Enable were the expansion of our enterprise VoIP 911 and safety communications services enabling improved emergency response services to business, government, education and non-profit organizations and anticipated synergies. The acquisition has been integrated into the Safety Services reportable segment.

Health Advocate

On June 13, 2014, we acquired Health Advocate, Inc. (“Health Advocate”), a leading provider of healthcare advocacy services. The purchase price was approximately $265.9 million and was funded with cash on hand and use of our revolving trade accounts receivable financing facility.

Health Advocate estimates it serves approximately 10 million subscribers through more than 10,000 client relationships, including many of the nation’s largest employers, by helping members personally navigate healthcare and insurance-related issues, saving them time and money. Health Advocate leverages the power of pricing transparency and personalized health communications to help members make better informed decisions and get more value out of the healthcare system. Additional services include wellness coaching, employee assistant programs (“EAPs”), a nurse line, biometrics screenings and chronic care solutions. Health Advocate’s technology platform combined with clinical and health plan and claims billing experts can support consumers with a wide range of healthcare or health insurance issues.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

In the purchase price allocation, goodwill of $156.0 million, not deductible for tax purposes under U.S. tax rules governing stock acquisitions, and finite-lived intangible assets of $152.0 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Health Advocate were the opportunity to expand our services in the healthcare industry and anticipated synergies. Further, Health Advocate’s strong competitive position in the health advocacy market and Health Advocate’s suite of consumer focused services and health solutions provide cross-selling opportunities with our existing healthcare client base. The acquisition of Health Advocate was integrated into our Specialized Agent Services reportable segment.

SchoolMessenger

On April 21, 2014, we acquired Reliance Holdings, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), a leading provider of notification and mobile communication solutions for the K-12 education market. The purchase price was approximately $77.4 million and was funded with cash on hand.

In the purchase price allocation, goodwill of $50.4 million, not deductible for tax purposes, and finite-lived intangible assets of $40.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SchoolMessenger were the opportunity to expand our interactive services into the adjacent education vertical market and anticipated synergies. The acquisition was integrated into the Interactive Services reportable segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for ClientTell, Magnetic North and SharpSchool, and the final fair value of assets acquired and liabilities assumed for the SchoolReach, 911 Enable, Health Advocate and SchoolMessenger.

	ClientTell	Magnetic North	SharpSchool	SchoolReach	911 Enable	Health Advocate	SchoolMessenger
(Amounts in thousands)
Working Capital	$503	$243	$(1,042)	$(2,073)	$596	$1,373	$(9,751)
Property and equipment	429	574	782	342	59	7,439	1,574
Other assets, net	2	—	77	—	—	72	—
Intangible assets	26,300	16,361	9,092	7,350	20,685	151,990	40,145
Goodwill	14,967	24,579	8,254	6,923	21,289	156,014	50,386

Total assets acquired	42,201	41,757	17,163	12,542	42,629	316,888	82,354

Non-current deferred taxes	—	3,050	—	—	—	43,034	4,231
Long-term liabilities	3,828	—	—	—	258	7,964	751

Total liabilities assumed	3,828	3,050	—	—	258	50,998	4,982

Net assets acquired	$38,373	$38,707	$17,163	$12,542	$42,371	$265,890	$77,372

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the years ended December 31, 2015, 2014 and 2013 of $3.1 million, $3.5 million and $1.2 million, respectively, are included in selling, general and administrative expenses.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of ClientTell, Magnetic North, and SharpSchool were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

Pro forma

Assuming the 2015 acquisitions of ClientTell, Magnetic North, and SharpSchool and the 2014 acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the years ended December 31, 2015 and 2014, respectively, would have been as follows, in thousands:

	2015	2014
Revenue	$2,299,765	$2,303,678
Income from continuing operations	$189,880	$124,982
Income per common share from continuing operations—basic	$2.28	$1.49
Income per common share from continuing operations—diluted	$2.22	$1.46

Assuming the acquisitions of SchoolReach, 911 Enable, Health Advocate and SchoolMessenger in 2014 occurred as of the beginning of the period presented, our unaudited pro forma results of operations for the year ended December 31, 2013 would have been as follows, in thousands:

2013
Revenue	$2,242,789
Income from continuing operations	$101,959
Income per common share from continuing operations—basic	$1.29
Income per common share from continuing operations—diluted	$1.27

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our acquisitions completed in 2015 and 2014 were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $71.9 million and 74.7 million, respectively. The net income impact of these acquisitions was not material.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment, for the years ended December 31, 2014 and 2015, in thousands:

	Unified Communications Services	Safety Services	Interactive Services	Specialized Agent Services	Total
Balance at January 1, 2014	$885,416	$487,390	$166,063	$132,336	$1,671,205
Acquisitions	—	20,198	57,352	157,414	234,964
Foreign currency translation adjustment	(20,848)	—	(175)	—	(21,023)
Acquisition accounting adjustments	—	—	(226)	—	(226)

Balance at December 31, 2014	864,568	507,588	223,014	289,750	1,884,920
Acquisitions	24,579	—	23,221	—	47,800
Acquisition accounting adjustments	—	1,091	(44)	(1,400)	(353)
Foreign currency translation adjustments	(15,365)	—	(1,312)	—	(16,677)

Balance at December 31, 2015	$873,782	$508,679	$244,879	$288,350	$1,915,690

Impairment testing results performed during the fourth quarter of 2015 and 2014 indicated that the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value and therefore we were not required to perform the step two analysis for the years ended December 31, 2015 and 2014.

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset, in thousands:

	As of December 31, 2015
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$649,494	$(440,163)	$209,331
Technology & Patents	178,027	(96,774)	81,253
Trade names and trademarks (finite-lived)	103,398	(30,470)	72,928
Other intangible assets	22,725	(16,216)	6,509

Total	$953,644	$(583,623)	$370,021

	As of December 31, 2014
Intangible assets	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$622,285	$(409,611)	$212,674
Technology & Patents	168,932	(82,536)	86,396
Trade names (indefinite-lived)	37,710	—	37,710
Trade names (finite-lived)	65,866	(22,333)	43,533
Other intangible assets	20,526	(12,673)	7,853

Total	$915,319	$(527,153)	$388,166

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Amortization expense for finite-lived intangible assets was $68.5 million, $61.0 million and $53.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for the next five years for the intangible assets is as follows:

2016	$62.7 million
2017	$53.4 million
2018	$47.6 million
2019	$42.0 million
2020	$35.4 million

As a result of a Company-wide branding initiative during 2015, we determined that the use of the Intrado and InterCall trade names, previously considered indefinite lived, should be changed to a finite life of twenty years for each. An impairment assessment was performed, the results of which indicated no impairment of these intangible assets. In addition, as part of this branding initiative, all trade names and trademarks acquired in all acquisitions were reviewed. As a result of this review, the remaining useful lives of trade names and trademarks acquired in four other acquisitions were shortened to reflect their remaining estimated useful life. The impact on amortization expense in 2015 from the change in estimated lives of these intangible assets was approximately $1.9 million.

The following table summarizes the finite-lived intangible assets acquired in the acquisitions made in 2015 and 2014. There were no acquisitions in 2013.

(Amounts in thousands)		Customer Relationships	Technology	Non-Compete Agreements	Trade Marks and Trade Names	Total	Amortization recorded in 2015	Amortization recorded in 2014
Acquisition	Acquisition Date
ClientTell	November 2, 2015	$22,100	$2,400	$1,620	$180	$26,300	$505	$—
Magnetic North	October 31, 2015	10,197	5,206	433	525	16,361	721	—
SharpSchool	June 2, 2015	4,971	3,480	184	457	9,092	746	—
SchoolReach	November 3, 2014	5,700	760	600	290	7,350	1,674	113
911 Enable	September 2, 2014	15,200	4,900	185	400	20,685	3,223	1,083
Health Advocate	June 13, 2014	82,700	36,360	2,800	30,130	151,990	18,031	10,598
SchoolMessenger	April 21, 2014	28,300	8,800	1,345	1,700	40,145	6,076	4,982

		$169,168	$61,906	$7,167	$33,682	$271,923	$30,976	$16,776

Weighted average amortization period by major intangible asset class in years is:		13.7	9.1	3.6	18.2	13.0

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

5.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of the following as of December 31, 2015 and 2014:

	December 31,
(Amounts in thousands)	2015	2014
Land and improvements	$5,445	$7,548
Buildings	71,926	108,784
Telephone and computer equipment	840,396	790,254
Office furniture and equipment	37,094	33,133
Leasehold improvements	59,384	53,023
Construction in progress	39,433	53,027

	$1,053,678	$1,045,769

We lease certain land, buildings and equipment under operating leases which expire at varying dates through December 2029. Rent expense on operating leases was approximately $36.7 million, $33.2 million and $31.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

(Amounts in thousands)	Total Operating Leases
Year Ending December 31,
2016	$23,330
2017	20,656
2018	17,230
2019	14,474
2020	10,928
2021 and thereafter	42,568

Total minimum obligations	$129,186

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	December 31,
(Amounts in thousands)	2015	2014
Accrued wages	$57,472	$52,311
Accrued phone	42,549	45,501
Interest payable	36,440	44,523
Accrued other taxes (non-income related)	39,267	39,249
Acquisition obligation for NOL carryforward claim	5,536	—
Accrued employee benefit costs	3,970	5,039
Accrued lease expense	2,616	3,216
Accrued licensing costs	2,418	984
Acquisition contingent consideration	2,075	—
Deferred income tax	1,692	1,117
Acquisition obligation for NOL carryback claim	—	6,115
Income taxes payable	—	1,045
Other current liabilities	26,891	29,324

	$220,926	$228,424

7.	RELATED PARTIES

Management Services

Prior to the completion of our initial public offering (“IPO”) on March 27, 2013, affiliates of our Sponsors provided management and advisory services to us pursuant to the terms of a management agreement we entered into with such affiliates in connection with the consummation of the Recapitalization. Pursuant to the management agreement and a management letter agreement we entered into with affiliates of the Sponsors, dated March 8, 2013, upon completion of the IPO, we paid to the Sponsors $24.0 million and the management agreement, in accordance with its terms, was terminated. The aggregate fees for services and expenses for the year ended December 31, 2013 was $25.3 million. The fees paid to the Sponsors in 2015 and 2014, were solely for travel reimbursement to attend Board of Director meetings and aggregated approximately $0.1 million in each year.

Lease

Prior to the divesture in 2015, we leased certain office space owned by a partnership whose partners own approximately 20% of our common stock at December 31, 2015. Related party lease expense was approximately $0.1 million prior to the divestiture in 2015 and $0.4 million for each of the years ended December 31, 2014 and 2013. This lease expense is included in discontinued operations.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

8.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. At December 31, 2015 and December 31, 2014 long-term obligations consisted of the following:

	December 31,
(Amounts in thousands)	2015	2014
Senior Secured Term Loan Facility, due 2016 (paid in 2015)	$—	$310,536
Senior Secured Term Loan Facility, due 2018	1,813,250	1,813,250
Senior Secured Term Loan Facility, due 2019	336,875	350,000
Senior Secured Term Loan Facility, due 2021	250,000	—
Accounts Receivable Securitization Facility, due 2018	—	185,000
5 3/8% Senior Notes, due 2022	1,000,000	1,000,000

	3,400,125	3,658,786

Less: current maturities	(24,375)	(16,246)

Long-term obligations	$3,375,750	$3,642,540

Future maturities of long-term debt, in thousands, are:

Year Ending December 31,	Amount
2016	$24,375
2017	$33,125
2018	$1,850,750
2019	$251,875
2020	$2,500
Thereafter	$1,237,500

As more specifically detailed above, our long-term obligations are comprised of the following:

(i)	Term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) governed by the Amended and Restated Credit Agreement dated as of October 5, 2010 (as amended from time to time, the “Credit Agreement”) among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto;

(ii)	Senior unsecured notes issued under an indenture; and

(iii)	A trade accounts receivable financing facility among West Corporation, certain of our originating domestic subsidiaries, West Receivables Holdings LLC, West Receivables LLC, a wholly-owned bankruptcy-remote direct subsidiary of West Receivables Holdings LLC, and Wells Fargo (as amended from time to time, the “Securitization Facility”).

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Senior Secured Credit Facilities

Term Loans

On January 24, 2014, we modified our Senior Secured Credit Facilities by entering into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment provided for a 25 basis point reduction in the applicable LIBOR interest rate margins and a 25 basis point reduction in the LIBOR interest rate floors of all then outstanding term loans.

On July 1, 2014, we further modified our Senior Secured Credit Facilities by entering into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provided for a new term loan A facility (the “TLA”) having terms substantially similar to the existing term loans under our Senior Secured Credit Facilities, except with respect to pricing, amortization and maturity, in an aggregate principal amount of $350.0 million. The proceeds of the TLA were received on November 14, 2014 and were used to redeem in full the 7 7/8% senior notes due 2019 (“2019 Senior Notes”), accrued and unpaid interest on the 2019 Senior Notes and debt redemption premiums on the redemption of the 2019 Senior Notes.

The TLA provides for annual amortization (payable in quarterly installments) in respect of the TLA at a 2.5% annual rate in the first two quarters ending June 30, 2015, a 5.0% annual rate in the year ending June 30, 2016, a 7.5% annual rate in the year ending June 30, 2017 and a 10.0% annual rate thereafter until the maturity date, at which point all remaining amounts outstanding under the TLA shall become due and payable. The TLA matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of the Term B-10 term loans due 2018 (“2018 Maturity Term Loans”) remains outstanding on such date.

In connection with the Fifth Amendment, we incurred refinancing expenses of approximately $5.3 million, which will be amortized into interest expense over the remaining life of the 2018 Maturity Term Loans, the TLA and the Senior Secured Revolving Credit Facility.

On November 24, 2015, we further modified our Senior Secured Credit Facilities by entering into Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment provided for the issuance of $250 million aggregate principal amount of Term B-11 term loans due 2021 (the “2021 Maturity Term Loans”), the proceeds of which were used as of the date of issuance, together with cash on hand, to retire in full the $250 million remaining outstanding on the Term B-9 term loans due July 2016 (the “2016 Maturity Term Loans”).

The 2021 Maturity Term Loans will mature on November 24, 2021, and the interest rate margins applicable to the 2021 Maturity Term Loans are 3.50%, for LIBOR rate loans, and 2.50%, for base rate loans. The Credit Agreement also provides for interest rate floors applicable to the 2021 Maturity Term Loans. The interest rate floors are 0.75%, for LIBOR rate loans, and 1.75% for base rate loans.

The Sixth Amendment included a soft call option applicable to the 2021 Maturity Term Loans. The soft call option provides for the payment of a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to May 24, 2016, the six month anniversary of the effective date of the Sixth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

In connection with the Sixth Amendment, we incurred refinancing expenses of approximately $4.6 million of fees and expenses which will be amortized into interest expense over the remaining life of the 2021 Maturity Term Loans. We also recognized $2.3 million of the previously unamortized deferred financing charges associated with the retired 2016 Maturity Term Loans.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The Company may request additional tranches of term loans or increases to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans under the Credit Agreement following July 1, 2014 (other than such payments made with the proceeds of the 2022 Senior Notes or the proceeds of the TLA). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Our senior secured term loans bear interest at variable rates. As of December 31, 2015, the interest rate margins applicable to the 2018 Maturity Term Loans were 2.50% for LIBOR rate loans and 1.50% for base rate loans, and the interest rate margins applicable to the 2021 Maturity Term Loans were 3.50% for the LIBOR rate loans and 2.50% for base rate loans. Such term loans are subject to interest rate floors. The interest rate floors effective December 31, 2015 were 0.75% for the LIBOR component of such LIBOR rate loans and 1.75% for the base rate component of such base rate loans. The interest rate margin applicable to the TLA is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans. As of December 31, 2015, the interest rate margins applicable to the TLA were 2.25% for LIBOR rate loans and 1.25% for base rate loans. The effective annual interest rates, inclusive of debt amortization costs, on the senior secured term loans for 2015 and 2014 were 4.30% and 4.05%, respectively.

Senior Secured Revolving Credit Facility

Prior to the Fifth Amendment, our senior secured revolving credit facility provided senior secured financing of up to $201.0 million and matured on January 15, 2016. The Fifth Amendment provided for a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) to be made available under our Credit Agreement in replacement of, and in the form of revolving credit loans having terms substantially similar to, the predecessor $201.0 million senior secured revolving credit facility (except with respect to pricing and maturity) in an aggregate principal amount of $300.0 million. The Senior Secured Revolving Credit Facility matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility may be used for working capital and general corporate purposes (including dividends and distributions and acquisitions).

The interest rate margin applicable to the Senior Secured Revolving Credit Facility is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans. As of December 31, 2015, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at December 31, 2015 and at December 31, 2014. The average daily outstanding balance on the Senior Secured Revolving Credit Facility (including the predecessor senior secured revolving credit facility) during 2015 and 2014 was $5.0 million and $7.3 million, respectively. The highest balance outstanding on the Senior Secured Revolving Credit Facility during 2015 was $100.0 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Senior Notes

2022 Senior Notes

On July 1, 2014 we issued $1.0 billion aggregate principal amount of senior notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act.

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

At any time (which may be more than once) before July 15, 2017, we can choose to redeem up to 40% of the outstanding 2022 Senior Notes with money that we raise in one or more equity offerings, as long as (i) we pay 105.375% of the face amount of the 2022 Senior Notes, plus accrued and unpaid interest; (ii) we redeem the 2022 Senior Notes within 90 days after completing the equity offering; and (iii) at least 60% of the aggregate principal amount of the 2022 Senior Notes issued remains outstanding afterwards.

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

2018 Senior Notes

On October 5, 2010, we issued $500.0 million aggregate principal amount of 8 5/8% senior notes due 2018 (“2018 Senior Notes”).

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Securitization Facility

Under our Securitization Facility, certain of our domestic subsidiaries originate trade receivables which are sold or contributed to West Receivables Holdings LLC. West Receivables Holdings LLC sells or contributes such trade receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed trade receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. The Securitization Facility provides a LIBOR spread on borrowings of 1.35% and for an unused commitment fee of 0.45% at any time the average daily borrowings during the month were less than 25% of the average daily available funding during such month and 0.25% at all other times.

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. In addition, the Securitization Facility was amended as of February 25, 2015 (the “2015 Amendment”) to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our condensed consolidated financial statements included elsewhere in this report. At December 31, 2015, the Securitization Facility was undrawn. At December 31, 2014, $185.0 million was outstanding under the Securitization Facility. The highest outstanding balance during the years ended 2015 and 2014 was $185.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 6.00 to 1.0 at December 31, 2015, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2015. Our ratio of total debt to Covenant Adjusted EBITDA was 4.68x and 4.9x at December 31, 2015 and December 31, 2014, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the year ended December 31, 2015.

The Credit Agreement includes certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Credit Agreement will materially impair our financial condition or results of operations.

The Fifth Amendment revised certain negative covenants contained in the Credit Agreement to reflect the size of the Company and then current market terms and to extend the total leverage ratio covenant under the Credit Agreement in effect immediately prior to the Fifth Amendment through the maturity of the TLA and the Senior Secured Revolving Credit Facility. Such covenant was further extended pursuant to the Sixth Amendment to the maturity date for the 2021 Maturity Term Loans.

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at December 31, 2015. The Company has sufficient capacity under applicable exceptions included in the indenture governing the 2022 Senior Notes to complete a dividend in excess of the Company’s net income for the year ended December 31, 2015.

Securitization Facility—The Securitization Facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facilities.

9.	HEDGING ACTIVITIES

Periodically, we have entered into interest rate swap contracts to hedge the cash flows from our variable rate debt. These contracts effectively converted the hedged portion under our outstanding senior secured term loan facility from variable rate to fixed rate debt. The initial assessments of hedge effectiveness were performed using regression analysis. The periodic measurements of hedge ineffectiveness were performed using the change in variable cash flows method. The cash flow hedges were recorded at fair value with a corresponding entry, net of taxes, recorded in other comprehensive income until earnings were affected by the hedged item.

In June 2013, three interest rate swaps with a notional value of $500.0 million matured. The interest rate on these three interest rate swaps ranged from 1.685% to 1.6975%. We did not enter into any interest rate derivative contracts during 2014 or 2015.

The following presents, in thousands, the impact of interest rate swaps on the consolidated statements of income for 2013, in thousands:

Derivatives designated as hedging instruments	Amount of gain recognized in OCI for the year ended December 31, 2013
Interest rate swaps	$1,786

Location of gain reclassified from OCI into net income	Amount of gain reclassified from OCI into earnings for the year ended December 31, 2013
Interest expense	$3,550

10.	INCOME TAXES

For financial reporting purposes, income from continuing operations before income taxes includes the following components, in thousands:

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes:
United States	$164,282	$65,176	$58,157
Foreign	134,391	142,114	139,585

	$298,673	$207,290	$197,742

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$54,447	$56,624	$28,289
State	8,942	7,380	5,544
Foreign	35,438	35,307	47,645

	98,827	99,311	81,478

Deferred income tax expense (benefit):
Federal	10,620	(20,735)	143
State	878	(2,429)	75
Foreign	(2,568)	(3,468)	(7,045)

	8,930	(26,632)	(6,827)

Total income tax expense attributed to continuing operations	$107,757	$72,679	$74,651

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Federal tax credits	-0.3%	-1.8%	-2.8%
Uncertain tax positions	3.3%	0.4%	2.5%
Foreign rate differential	-4.7%	-9.0%	-5.6%
Foreign deferred tax liability on unremitted earnings	0.5%	8.0%	7.5%
State income taxes, net of Federal benefit	1.9%	2.1%	1.7%
Other	0.4%	0.4%	-0.5%

Effective income tax rates from continuing operations	36.1%	35.1%	37.8%

The increase in the effective tax rate is primarily due to increases related to the mix of income by country, accruals for uncertain tax positions and reduced federal jobs credits, partially offset by lower deferred tax on foreign unremitted earnings resulting from our international acquisitions in 2015.

The Company’s effective income tax rate from discontinued operations for the years ended December 31, 2015, 2014 and 2013 was (0.7%), (10.0%) and 30.7%, respectively. The Company recognized a $21.6 million and $8.6 million tax benefit in 2015 and 2014, respectively, due to the deferred tax benefit associated with excess outside basis over financial reporting basis from the divestiture of several of our agent-based businesses, resulting in a negative effective tax rate.

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign rate differential” for the years ended December 31, 2015, 2014 and 2013 were Australia, Netherlands, Singapore and the United Kingdom.

In 2015, 2014, and 2013, income tax benefits attributable to employee stock option transactions of $4.2 million, $1.2 million and $1.5 million, respectively, were allocated to shareholders’ equity.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Significant temporary differences between reported financial and taxable earnings that give rise to deferred income tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$111,288	$123,777
Benefit plans	33,347	32,329
Accrued expenses	28,179	28,539
Tax credits	13,882	14,717
Foreign currency translation	2,183	10,851
Allowance for doubtful accounts	3,796	4,363
Reserves not currently deductible for tax purposes	4,404	3,552
Other	21,824	20,901

Gross deferred income tax assets	218,903	239,029

Less valuation allowance	(100,205)	(109,240)

Total deferred income tax assets	$118,698	$129,789

Deferred income tax liabilities:
Acquired intangibles amortization	$139,137	$150,482
Foreign earnings	33,597	33,869
Excess tax depreciation over financial depreciation	42,634	33,182
Prepaid expenses	7,553	10,005

Total deferred income tax liabilities	222,921	227,538

Net deferred income tax liability	$104,223	$97,749

Deferred income tax liabilities included in the balance sheet are:
Deferred income tax liability—current	$1,693	$1,117
Deferred income tax liability—long-term	102,530	96,632

Net deferred income taxes	$104,223	$97,749

At December 31, 2015, we had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $289.0 million which resulted in a net deferred tax asset of $21.9 million which is available to reduce current taxes. The NOL carryforwards are attributable to acquired and foreign companies. NOLs and tax credit carryforwards expire in periods starting 2016 through 2031. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $100.2 million at December 31, 2015 and $109.2 million at December 31, 2014. Our valuation allowance decreased by $9.0 million in 2015 on a net basis as a result of the following: losses in certain foreign jurisdictions that likely will provide no tax benefit and releasing valuation allowances related to the utilization of NOLs during the year that had full valuation allowances.

We have historically determined that a portion of undistributed earnings of our foreign subsidiaries will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $33.6 million and $33.9 million at December 31, 2015 and 2014, respectively, on such foreign source income. For the years ended December 31, 2015 and 2014, we have accrued U.S. income taxes on $168.1 million and $167.6 million, respectively, of unremitted foreign earnings and profits. At December 31, 2015, we have determined we have

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

foreign earnings of approximately $191.2 million which will be permanently reinvested, and therefore deferred income taxes of approximately $28.0 million have not been provided on such foreign subsidiary earnings.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our most significant taxing jurisdictions include the U.S., United Kingdom and France. The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2008 and 2010 forward remain open under U.S. statutes of limitation. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2015, we were under examination by the U.S. Internal Revenue Service for tax years 2008, 2010, 2011, 2012 and 2013. At December 31, 2015, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2015, 2014 and 2013, in thousands:

	For the year ended December 31,
	2015	2014	2013
Beginning balance	$23,807	$22,680	$13,990
Increases for positions taken in current year	1,768	580	374
Increases for positions taken in prior years	4,241	4,318	12,316
Decreases for positions taken in prior years	—	(2,243)	(2,061)
Decrease due to settlements with taxing authorities	(440)	(1,528)	—
Expiration of the statute of limitations for the assessment of taxes	(417)	—	(1,939)

Ending balance	$28,959	$23,807	$22,680

The unrecognized tax benefits at December 31, 2015 were $29.0 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. Total interest and penalties recognized as part of income tax expense (benefit) were $5.1 million, $(0.2) million and $5.2 million for December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the aggregate recorded liability for interest and potential penalties was $16.1 million and $11.0 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

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

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The carrying amount of the trading securities of $60.1 million and $63.3 million at December 31, 2015 and December 31, 2014, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 2022 Senior Notes based on market quotes, which we determined to be Level 2 inputs, at December 31, 2015 and 2014 was approximately $862.5 million and $965.0 million, respectively, compared to the carrying amount of $1,000.0 million.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at December 31, 2015 was approximately $2,033.2 million compared to the carrying amount of $2,063.3 million. The fair value of our senior secured term loan facilities at December 31, 2014 was approximately $2,074.6 million compared to the carrying amount of $2,123.8 million.

The fair value of our TLA based on recent trading activity, which we determined to be Level 2 inputs, at December 31, 2015, was approximately $323.4 million compared to the carrying amount of $336.9 million. At December 31, 2014, the fair value of the TLA facility approximated the carrying amount of $350.0 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

12.	OFF—BALANCE SHEET ARRANGEMENTS

Performance obligations of certain operating subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through May 2017 and are renewed as required. The outstanding commitments on these obligations at December 31, 2015 and 2014 were $5.6 million and $5.5 million, respectively.

13.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a 401(k) plan, which covers substantially all employees eighteen years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $8.5 million, $7.4 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In the United Kingdom we have a Group Personal Pension Plan which is available to all employees, if the employee earns greater than £10,000, are 22 years of age or older and are younger than the State Pension age. Qualified employees are automatically enrolled three months after commencing employment. Employees who do not meet the eligibility criteria can still apply to join the Plan upon the successful completion of their 3 month probationary period or alternatively wait until they do meet the criteria when they will be automatically enrolled. We are required to make a minimum contribution of 2% of a participating employee’s basic salary which must be matched by the employee. Employees can opt to pay more if they wish and we will match up to a maximum of 3% of their basic salary. Contributions are invested immediately in the default investment option however employees can subsequently make their own investment choices. Contributions into the pension plan are paid via a salary sacrifice method and therefore all contributions into the plan, unless an employee has chosen to opt-out, are classed as employer contributions. Total employer contributions under the plan were approximately $1.2 million, $1.3 million, and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In Canada we have a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Program (“GRRSP”), which covers substantially all employees who have materially and significantly contributed to the prosperity and profits of the Company. Under the plan, we match 50% of employees’ regular contributions to the GRRSP up to 3% of their earnings or the statutory limit, whichever is less. Our matching contributions vest 100% on the second anniversary of membership in the DPSP. Total employer contributions under the plan were approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the combined limits of the 401(k) plan and the Trust. Matching contributions 100% vest after completion of three years of service. Our total

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

contributions under the plan for the years ended December 31, 2015, 2014 and 2013 were approximately $2.6 million, $1.9 million, and $1.9 million, respectively. Assets under the Trust at December 31, 2015 and 2014 were $46.9 million and $47.5 million, respectively.

We also maintain a Nonqualified Deferred Compensation Plan (as amended from time to time, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the Compensation Committee of the Board of Directors may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in notional equity shares of the Company. We match a percentage of any amounts invested in notional equity shares (50% during 2015, 2014 and 2013). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the date the executive first participates in the Deferred Compensation Plan. Our total contributions for the years ended December 31, 2015, 2014 and 2013 under the plan were approximately $1.7 million, $1.1 million and $0.9 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2015 and 2014 were $9.2 million and $9.3 million, respectively. The fair value of notional equity shares in the Deferred Compensation Plan at December 31, 2015 and 2014 were $28.4 million and $46.3 million, respectively.

Amounts deferred under the Trust and Deferred Compensation Plan (with respect to investments in mutual funds) and any earnings credited thereunder shall be held separate and apart from our other funds, but remain subject to claims by the Company’s general creditors.

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

2013 Long-Term Incentive Plan

Prior to the completion of our IPO, we adopted the 2013 Long-Term Incentive Plan, which was amended and restated in 2014 (as amended, the “2013 LTIP”). The 2013 LTIP is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock were made available for stock options, restricted stock or other types of equity awards, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares under the 2013 LTIP is reduced by the aggregate number of shares underlying each award. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP (excluding shares withheld by the Company to pay withholding taxes related to an award under the 2013 LTIP).

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan—Stock Options

The following table presents the stock option activity under the 2006 EIP and 2013 LTIP for the year ended December 31, 2015:

	Stock or Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2015	6,278,516	2,954,227	$27.05
Options granted	—	—	—
Options exercised	—	(400,592)	24.65
Options canceled or forfeited (2013 LTIP)	36,496	(36,496)	23.93
Options canceled or forfeited (2006 EIP)	—	(237,109)	31.32
Restricted stock granted	(645,568)	—	—
Restricted stock canceled	198,839	—	—

Balance at December 31, 2015	5,868,283	2,280,030	$27.08

At December 31, 2015, we expect that 2,238,685 options granted and outstanding will vest.

At December 31, 2015, the intrinsic value of options exercisable was approximately $0.6 million. The aggregate intrinsic value of options outstanding at December 31, 2015, was approximately $0.6 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at December 31, 2015, was approximately $0.6 million.

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at December 31, 2015:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	69,136	0.93	$13.12	69,136	$13.12
13.13 - 28.88	1,694,648	6.48	$25.10	994,611	$25.23
28.89 - 50.88	498,248	5.57	$33.89	498,248	$33.89
50.89 - 84.80	17,998	4.67	$77.74	16,434	$77.06

$0.00 - $84.80	2,280,030	6.10	$27.08	1,578,429	$27.98

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Executive Management Rollover Options		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2015	—	12,416	$5.47
Exercised	—	(12,416)	5.47

Balance at December 31, 2015	—	—	$—

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for valuation purposes for grants during the period:

	2014	2013
Risk-free interest rate	2.02%	1.56%
Dividend yield	3.64%	3.07%
Expected volatility	29.10%	35.20%
Expected life (years)	6.25	6.25
Weighted-average grant date fair value of options granted	$4.90	$6.05

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; volatility is based on the five-year historical volatility of twelve public companies we consider guideline or peer companies; and the expected life is based on Staff Accounting Bulletin 107. This bulletin provides a simplified method for estimating the expected life of options. No stock options were granted in 2015.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During 2015, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 17,168 shares of common stock with an aggregate fair value of approximately $500,000. These shares vest on the six-month anniversary of the date of grant in the case of initial awards and on the one-year anniversary for all other awards.

During September 2015, we issued 470,900 restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $12.2 million and will be recognized over the remaining vesting period of approximately 3.7 years as of December 31, 2015.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

During September 2015, we issued 157,500 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on September 1, 2015 and ends on August 31, 2018. The fair value of these awards at the date of grant was approximately $4.3 million and will be recognized over the remaining vesting period of approximately 2.7 years as of December 31, 2015.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During 2015, 286,141 shares were issued under the ESPP. At December 31, 2015, 557,396 shares had been issued under the ESPP to date. During the years ended December 31, 2015, 2014 and 2013 we recognized compensation expense for this plan of $1.2 million, $1.1 million and $0.3 million, respectively.

Share-Based Compensation Expense

For the years 2015, 2014 and 2013, share-based compensation expense was $22.9 million, $15.6 million and $10.4 million, respectively. The net income effect of share-based compensation expense for 2015, 2014 and 2013 was approximately $14.7 million, $10.1 million and $6.5 million, respectively.

At December 31, 2015 and 2014, there was approximately $2.7 million and $9.3 million of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 0.8 years as of December 31, 2015.

At December 31, 2015 and 2014, there was approximately $42.1 million and $45.1 million of unrecorded and unrecognized compensation expense, related to unvested share based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 3.75 years as of December 31, 2015.

14.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014	2013
Earnings per common share—basic
Continuing Operations	$2.29	$1.60	$1.56
Discontinued Operations	0.61	0.29	0.26

Total earnings per common share—basic	$2.90	$1.89	$1.82

Earnings per common share—diluted
Continuing Operations	$2.24	$1.57	$1.53
Discontinued Operations	0.59	0.28	0.25

Total earnings per common share—diluted	$2.83	$1.85	$1.78

Weighted average number of shares outstanding:
Basic common	83,420	84,007	78,875
Dilutive impact of Equity Incentive Plans:
Common shares	1,974	1,500	1,443
Diluted common shares	85,394	85,507	80,318

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and unvested restricted stock, by application of the treasury stock method that have a dilutive effect on earnings per share and the notional shares of the Company in the West Corporation Nonqualified Deferred Compensation Plan. At December 31, 2015, 2014 and 2013, 2,210,894, 623,670 and 713,662 stock options were outstanding, respectively, with an exercise price equal to or exceeding the market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity within accumulated other comprehensive income (loss) for the three years ended December 31, 2015, 2014 and 2013 were as follows (net of tax) in thousands:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2015	$(37,506)	$—	$(37,506)
Foreign currency translation adjustment, net of tax of $19,903	(35,230)	—	(35,230)

BALANCE, December 31, 2015	$(72,736)	$—	$(72,736)

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2014	$(12,200)	$—	$(12,200)
Foreign currency translation adjustment, net of tax of $13,662	(25,306)	—	(25,306)

BALANCE, December 31, 2014	$(37,506)	$—	$(37,506)

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2013	$(21,345)	$(1,786)	$(23,131)
Foreign currency translation adjustment, net of tax of $(5,605)	9,145	—	9,145
Reclassification of cash flow hedge into earnings, net of tax of $1,349 (1)	—	(2,201)	(2,201)
Unrealized gain on cash flow hedges, net of tax of $(2,444)	—	3,987	3,987

BALANCE, December 31, 2013	$(12,200)	$—	$(12,200)

(1)	Recorded as interest expense in the consolidated statements of income.

16.	COMMITMENTS AND CONTINGENCIES

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

In connection with the sale of certain of our agent-based businesses to Alorica Inc., we have agreed to indemnify the buyer, up to the full purchase price, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representation and warranties in the purchase agreement for up to $13.75 million in losses.

17.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

During 2015, we implemented a revised organizational structure which our Chief Executive Officer utilizes for making strategic and operational decisions and allocating resources. Under the revised organizational structure, our five operating segments (United Communications, Telecom, Safety Services, Interactive Services, and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services which includes collaboration services, UCaaS services and telecom services;

•	Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services, 9-1-1 solutions for enterprises and database management;

•	Interactive Services, including proactive notifications and mobility, interactive voice response (“IVR”) self-service, cloud contact center and professional services; and

•	Specialized Agent Services which includes healthcare advocacy services, revenue generation and cost management services.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Beginning in 2015, all prior period comparative information has been recast to reflect this change as if it had taken place in all periods presented in thousands.

	For the year ended December 31,
	2015	2014	2013
Revenue:
Unified Communications Services	$1,467,711	$1,491,639	$1,475,016
Safety Services	281,391	278,317	259,120
Interactive Services	265,664	235,481	224,440
Specialized Agent Services	276,983	224,621	170,345
Intersegment eliminations	(11,490)	(11,464)	(7,949)

Total	$2,280,259	$2,218,594	$2,120,972

Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$83,183	$89,448	$89,991
Safety Services	50,494	48,115	44,407
Interactive Services	30,595	25,075	17,793
Specialized Agent Services	27,992	17,899	8,478

Total	$192,264	$180,537	$160,669

Operating Income:
Unified Communications Services	$378,421	$364,134	$358,590
Safety Services	22,585	30,473	23,907
Interactive Services	25,155	35,231	43,554
Specialized Agent Services	30,289	31,569	25,243

Total	$456,450	$461,407	$451,294

Cash Capital Expenditures:
Unified Communications Services	$60,639	$46,860	$65,875
Safety Services	23,628	31,706	25,974
Interactive Services	22,151	15,121	8,516
Specialized Agent Services	12,632	6,592	2,102
Corporate	17,760	30,039	11,793

Total	136,810	130,318	114,260

	As of December 31,
	2015	2014	2013
Assets:
Unified Communications Services	$1,525,890	$1,337,667	$1,558,700
Safety Services	786,447	787,889	764,561
Interactive Services	430,793	353,253	265,827
Specialized Agent Services	491,449	443,737	164,759
Corporate	360,028	590,924	442,748

Total from continuing operations	3,594,607	3,513,470	3,196,595
Assets held for sale	17,672	304,605	300,049

Total	$3,612,279	$3,818,075	$3,496,644

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

For 2015, 2014 and 2013, our largest 100 clients represented approximately 44%, 47% and 47% of total revenue, respectively. In 2015, 2014 and 2013, no client represented more than 10% of our aggregate revenue.

For 2015, 2014, and 2013, revenue from the United Kingdom accounted for 13%, 13% and 12% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to an organizational region based on location of the billed customer’s account. Geographic information by organizational region, in thousands, is noted below.

	For the year ended December 31,
	2015	2014	2013
Revenue:
Americas—United States	$1,812,068	$1,716,667	$1,621,672
Europe, Middle East & Africa (EMEA)	310,805	324,466	311,774
Asia—Pacific	141,849	153,628	163,946
Americas—Other	15,537	23,833	23,580

Total	$2,280,259	$2,218,594	$2,120,972

	As of December 31,
	2015	2014	2013
Long-Lived Assets:
Americas—United States	$2,650,801	$2,686,553	$2,242,572
Europe, Middle East & Africa (EMEA)	195,203	176,817	204,282
Asia—Pacific	21,151	17,891	18,456
Americas—Other	1,952	1,816	2,559

Total	$2,869,107	$2,883,077	$2,467,869

The decline in EMEA and Asia Pacific 2015 revenues was primarily due to the negative impact of foreign currency translation adjustments.

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(2.5) million, $2.0 million and $(4.9) million in 2015, 2014 and 2013, respectively.

18.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2015, three customers accounted for $38.6 million or 10.4% of gross accounts receivable, compared to $19.4 million, or 5.4% of gross accounts receivables at December 31, 2014. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts receivable. At February 12, 2016, $26.6 million, or 68.9%, of the December 31, 2015 accounts receivable from the three customers noted above had been received.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$141,048	$231,946	$220,730
Cash paid for income taxes, net of $7,500, $13,336 and $5,822 for refunds in 2015, 2014 and 2013	$108,090	$93,875	$67,759
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of property through accounts payable commitments	$9,006	$20,275	$15,200
Contingent consideration liability	$5,388	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of stock options exercised	$—	$10	$644
Net settlement of shares issued from the deferred compensation plan	$2,949	$527	$792
Vesting of restricted stock	$2,742	$—	$—
Accrued dividends	$1,419	$63	$—

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2015 and 2014, in thousands.

	Three Months Ended				Year Ended December 31, 2015
	March 31, 2015 (1)	June 30, 2015	September 30, 2015	December 31, 2015 (2)
Revenue	$565,490	$571,891	$574,448	$568,430	$2,280,259
Cost of services	239,701	245,266	246,337	239,389	970,693

Gross profit	325,789	326,625	328,111	329,041	1,309,566
SG&A	215,096	210,192	203,757	224,071	853,116

Operating income	110,693	116,433	124,354	104,970	456,450

Income from continuing operations	48,634	49,223	50,719	42,340	190,916
Income (loss) from discontinued operations	31,866	358	(1,235)	19,935	50,924

Net income	$80,500	$49,581	$49,484	$62,275	$241,840

Diluted earnings per common share:
Continuing operations	$0.56	$0.58	$0.60	$0.50	$2.24
Discontinued operations	0.37	0.00	(0.01)	0.24	0.59

Diluted earnings per common share:	$0.93	$0.58	$0.58 *	$0.74	$2.83

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Three Months Ended				Year Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014 (3)	December 31, 2014 (4)
Revenue	$535,140	$552,319	$568,197	$562,938	$2,218,594
Cost of services	225,511	239,695	243,706	234,419	943,331

Gross profit	309,629	312,624	324,491	328,519	1,275,263
SG&A	195,439	197,063	209,545	211,809	813,856

Operating income	114,190	115,561	114,946	116,710	461,407

Income from continuing operations	42,097	44,527	13,103	34,884	134,611
Income from discontinued operations	4,181	3,232	3,007	13,374	23,794

Net income	$46,278	$47,759	$16,110	$48,258	$158,405

Diluted earnings per common share:
Continuing operations	$0.49	$0.52	$0.15	$0.41	$1.57
Discontinued operations	0.05	0.04	0.04	0.15	0.28

Diluted earnings per common share:	$0.54	$0.56	$0.19	$0.56	$1.85

(1)	Income from discontinued operations in the first quarter of 2015 includes operating results of the divested entities up to the date of sale and the preliminary gain on the sale of the divested entities.
(2)	Income from discontinued operations in the fourth quarter of 2015 includes the finalization of the gain on sale of the divested entities.
(3)	Net income in the third quarter of 2014 was affected by the debt call premium and accelerated amortization of deferred financing costs which had a $34.9 million negative impact on net income.
(4)	Net income in the fourth quarter of 2014 was affected by the debt call premium and accelerated amortization of deferred financing costs which had an $18.8 million negative impact on net income.
*	Third quarter 2015 diluted earnings per common share does not foot due to rounding.

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2015

Description (amounts in thousands)	Balance Beginning of Year	Reserves Obtained in Acquisitions	Additions- Charged (Credited) to Cost and Expenses	Deductions- Amounts Charged-Off	Balance End of Year
December 31, 2015—Allowance for doubtful accounts—Accounts receivable	$7,544	$—	$3,317	$(3,591)	$7,270

December 31, 2014—Allowance for doubtful accounts—Accounts receivable	$8,415	$774	$509	$(2,154)	$7,544

December 31, 2013—Allowance for doubtful accounts—Accounts receivable	$8,855	$—	$2,248	$(2,688)	$8,415

	Balance Beginning of Year	Valuation Allowance Obtained in Acquisitions	Additions	Deductions	Balance End of Year
December 31, 2015—Allowance for deferred income tax asset valuation	$109,240	$—	$—	$(9,035)	$100,205

December 31, 2014—Allowance for deferred income tax asset valuation	$109,677	$—	$1,162	$(1,599)	$109,240

December 31, 2013—Allowance for deferred income tax asset valuation	$112,626	$—	$984	$(3,933)	$109,677

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC are incorporated by reference into this report.

Exhibit Number	Description
2.01	Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 7, 2015)

2.02	Amendment No. 1 to Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 (incorporated by reference to Exhibit 10.09 to Form 10-Q filed May 7, 2015)

3.01	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013)

3.02	Second Amended and Restated By-Laws of the Company effective March 27, 2013 (incorporated by reference to Exhibit 3.2 to Form 8-K dated March 27, 2013)

4.01	Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014)

4.02	Supplemental Indenture, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014)

4.03	Supplemental Indenture, dated as of January 29, 2015, by and among West Corporation, West Claims Recovery Services, LLC, West Revenue Generation Services, LLC, and Cobalt Acquisition Company, LLC, a Delaware limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.03 to Form 10-K filed February 19, 2005)

4.04	Supplemental Indenture, dated as of February 12, 2016, by and among ClientTell, Inc., a Georgia corporation, ClientTell Lab, LLC, a Georgia limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 **

10.01	Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.01 to Form 8-K filed October 6, 2010)

10.02	Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party

Exhibit Number	Description
thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011)

10.03	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012)

10.04	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012)

10.05	Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013)

10.06	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014)

10.07	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014)

10.08	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent and the Designated Lender, to the Amended and Restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2015)

10.09	Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009)

10.10	Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006)

10.11	Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006)

Exhibit Number	Description
10.12	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006)

10.13	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006)

10.14	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006)

10.15	Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006)

10.16	Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.17	Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.18	Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on February 20, 2014)

10.19	Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013)

10.20	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006) (1)

10.21	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011) (1)

10.22	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012) (1)

10.23	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 29, 2012) (1)

10.24	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006) (1)

10.25	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 29, 2012) (1)

10.26	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 29, 2012) (1)

10.27	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.28	Form of Restricted Stock Award Agreement under the West Corporation 2013 Long-Term Incentive Plan (2013 awards) (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 1, 2013) (1)

Exhibit Number	Description
10.29	Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013) (1)

10.30	Form of West Corporation Restricted Stock Award Agreement (2014 awards) (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2014) (1)

10.31	Form of West Corporation Restricted Stock Unit Award Agreement (2014 through May 2015 awards) (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 6, 2014) (1)

10.32	Form of West Corporation Performance-Based Restricted Stock Award Agreement (2014 award) (incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 6, 2014) (1)

10.33	Form of West Corporation Restricted Stock Award Agreement (awards beginning September 2015) (incorporated by reference to Exhibit 10.01 to Form 10-Q filed November 6, 2015) (1)

10.34	Form of West Corporation Performance-Based Restricted Stock Award Agreement (awards beginning September 2015) (incorporated by reference to Exhibit 10.02 to Form 10-Q filed November 6, 2015) (1)

10.35	Form of West Corporation Restricted Stock Award Agreement (initial award for non-employee directors) (1)**

10.36	Form of West Corporation Restricted Stock Award Agreement (non-employee directors) (1)**

10.37	West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2013) (1)

10.38	Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.39	West Corporation Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014) (1)

10.40	West Corporation Nonqualified Deferred Compensation Plan, as amended as restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013) (1)

10.41	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013)

10.42	Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (incorporated by reference to Exhibit 10.46 to Form 10-K filed February 20, 2014) (1)

10.43	Amendment Number Three to the West Corporation nonqualified Deferred Compensation Plan dated as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 5, 2014) (1)

10.44	West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014) (1)

10.45	West Corporation Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015) (1)

10.46	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.43 to Form 10-K filed February 19, 2015) (1)

10.47	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009) (1)

10.48	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (1) **

Exhibit Number	Description
10.49	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009) (1)

10.50	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (1) **

10.51	Employment Agreement between West Corporation and David J. Treinen dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed February 12, 2010) (1)

10.52	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (1) **

10.53	Employment Agreement between West Corporation and Jan D. Madsen dated December 24, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2015) (1)

10.54	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Jan D. Madsen, dated December 24, 2014 (1) **

10.55	Employment Agreement between West Corporation and David C. Mussman dated December 31, 2008 (incorporated by reference to Exhibit 10.57 to Form 10-K filed February 19, 2015) (1)

10.56	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David C. Mussman (1)**

10.57	Separation Agreement, dated May 6, 2014, between West Corporation and Paul M. Mendlik (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 7, 2014) (1)

10.58	Stock Repurchase Agreement, dated March 9, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2015)

10.59	Stock Repurchase Agreement, dated June 18, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015)

21.01	Subsidiaries **

23.01	Consent of independent registered public accounting firm **

31.01	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification pursuant to 15 U.S.C. section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

101	Financial statements from the annual report on Form 10-K of West Corporation for the year ended December 31, 2015, filed on February 18, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith