Form 10-Q
period 2016-03-31
WEST CORP
filed 2016-05-05
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, 82,593,362 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company”, “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2016

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
REVENUE	$570,779	$565,490
COST OF SERVICES	241,012	239,701
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	220,843	215,096

OPERATING INCOME	108,924	110,693
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $269 and $26	(38,483)	(38,842)
Other, net	(1,040)	3,839

Other expense	(39,523)	(35,003)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	69,401	75,690
INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	24,846	27,056

INCOME FROM CONTINUING OPERATIONS	44,555	48,634
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	31,866

NET INCOME	$44,555	$80,500

EARNINGS PER COMMON SHARE—BASIC:
Continuing Operations	$0.54	$0.58
Discontinued Operations	—	0.38

Total Earnings Per Common Share—Basic	$0.54	$0.96

EARNINGS PER COMMON SHARE—DILUTED:
Continuing Operations	$0.53	$0.56
Discontinued Operations	—	0.37

Total Earnings Per Common Share—Diluted	$0.53	$0.93

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	83,149	84,125
Diluted Common	84,615	86,226
DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net income	$44,555	$80,500
Foreign currency translation adjustments, net of tax of ($1,769) and $17,321	3,173	(29,889)

Comprehensive income	$47,728	$50,611

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,295	$182,338
Trust and restricted cash	13,638	19,829
Accounts receivable, net of allowance of $6,895 and $7,270	389,889	373,087
Income taxes receivable	7,017	19,332
Prepaid assets	55,942	43,093
Deferred expenses	64,231	65,781
Other current assets	26,851	22,040
Assets held for sale	18,974	17,672

Total current assets	709,837	743,172
PROPERTY AND EQUIPMENT:
Property and equipment	1,080,267	1,053,678
Accumulated depreciation and amortization	(744,662)	(718,834)

Total property and equipment, net	335,605	334,844
GOODWILL	1,925,032	1,915,690
INTANGIBLE ASSETS, net of accumulated amortization of $603,330 and $583,623	360,117	370,021
OTHER ASSETS	192,107	191,490

TOTAL ASSETS	$3,522,698	$3,555,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$90,284	$92,935
Deferred revenue	158,589	161,828
Accrued expenses	203,169	220,926
Current maturities of long-term debt	26,563	24,375

Total current liabilities	478,605	500,064

LONG-TERM OBLIGATIONS, less current maturities	3,290,373	3,318,688
DEFERRED INCOME TAXES	108,676	102,530
OTHER LONG-TERM LIABILITIES	181,258	186,073

Total liabilities	4,058,912	4,107,355
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 85,570 and 85,459 shares issued and 82,478 and 83,367 shares outstanding	86	85
Additional paid-in capital	2,202,472	2,193,193
Retained deficit	(2,581,983)	(2,607,415)
Accumulated other comprehensive loss	(69,563)	(72,736)
Treasury stock at cost (3,092 and 2,092 shares)	(87,226)	(65,265)

Total stockholders’ deficit	(536,214)	(552,138)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,522,698	$3,555,217

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,555	$80,500
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of income taxes	—	(31,866)
Depreciation	28,801	27,102
Amortization	19,694	19,819
Provision for share-based compensation	7,666	5,429
Deferred income tax expense	2,377	2,961
Amortization of deferred financing costs	4,909	5,002
Increase in acquisition contingent consideration	260	—
Loss on disposal of equipment	174	216
Changes in operating assets and liabilities
Accounts receivable	(15,737)	(19,501)
Other assets	(16,120)	(18,596)
Accounts payable	(542)	31,394
Accrued wages and benefits	(7,772)	2,629
Accrued interest	(15,300)	(14,643)
Other liabilities and income tax payable	7,087	(32,050)

Net cash flows from continuing operating activities	60,052	58,396
Net cash flows used in discontinued operating activities	—	(5,279)

Total net cash flows from operating activities	60,052	53,117

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Business acquisitions	(9,295)	—
Purchases of property and equipment	(36,357)	(36,307)
Other	6,192	(2,096)

Net cash flows used in continuing investing activities	(39,460)	(38,403)
Net cash flows from discontinued investing activities	—	263,806

Total net cash flows from (used in) investing activities	(39,460)	225,403

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	10,000	139,000
Payments on revolving credit facilities	(10,000)	(324,000)
Payment of deferred financing and other debt-related costs	(181)	(81)
Principal repayments on long-term obligations	(30,855)	(2,968)
Proceeds from stock options and ESPP shares including excess tax benefits	1,504	2,137
Dividends paid	(18,752)	(18,973)
Repurchase of common stock	(21,961)	(29,597)

Net cash flows used in continuing financing activities	(70,245)	(234,482)
Net cash flows from discontinued financing activities	—	—

Total net cash flows used in financing activities	(70,245)	(234,482)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	610	(5,093)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(49,043)	38,945
CASH AND CASH EQUIVALENTS, Beginning of period	182,338	115,061

CASH AND CASH EQUIVALENTS, End of period	$133,295	$154,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$49,019	$48,349

Cash paid during the period for income taxes, net of refunds of $2,434 and $202	$9,245	$37,931

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$6,553	$5,928

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued dividends	$373	$308

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Deficit
BALANCE, January 1, 2016	83,366,888	$85	$2,193,193	$(2,607,415)	$(72,736)	$(65,265)	$(552,138)
Net income				44,555			44,555
Dividends declared (cash dividend of $0.225 per share)				(19,123)			(19,123)
Foreign currency translation adjustment, net					3,173		3,173
Purchase of stock at cost	(1,000,000)					(21,961)	(21,961)
Executive Deferred Compensation Plan activity	12,964		860				860
Shares issued from the Employee Stock Purchase Plan	72,026	1	1,320				1,321
Stock options exercised including related tax benefits	7,250		357				357
Issuance of shares	19,430		(63)				(63)
Share-based compensation			6,805				6,805

BALANCE, March 31, 2016	82,478,558	$86	$2,202,472	$(2,581,983)	$(69,563)	$(87,226)	$(536,214)

BALANCE, January 1, 2015	84,179,806	$84	$2,155,864	$(2,772,775)	$(37,506)	$(5,308)	$(659,641)
Net income				80,500			80,500
Dividends declared (cash dividend of $0.225 per share)				(19,281)			(19,281)
Foreign currency translation adjustment, net					(29,889)		(29,889)
Purchase of stock at cost	(1,000,000)					(29,597)	(29,597)
Executive Deferred Compensation Plan activity	49,307		805				805
Shares issued from the Employee Stock Purchase Plan	58,562		1,643				1,643
Stock options exercised including related tax benefits	59,816		1,210				1,210
Issuance of shares	9,410
Share-based compensation			6,523				6,523

BALANCE, March 31, 2015	83,356,901	$84	$2,166,045	$(2,711,556)	$(67,395)	$(34,905)	$(647,727)

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

Our Services

• Unified Communications Services. We provide our clients with a range of integrated unified communications services. We offer our clients a complete cloud-based unified communications solution which consists of enterprise voice, conferencing and collaboration, network management, unified messaging and presence, contact center and client application integration. We combine reliable technologies with experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific needs. Our products and services can improve many aspects of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

• Telecom Services. We provide local and national tandem switching services that facilitate an efficient exchange of network traffic between originating and terminating networks throughout the U.S. We connect people and unite networks by delivering interconnection services for all types of providers, including wireless, wireline, cable and voice over internet protocol (“VoIP”). We operate a next-generation technology-agnostic national network providing a cost effective means for time-division multiplexing to internet protocol (“IP”) conversion for IP networks that require access to the public switched telephone network. We provide carrier-grade interconnections that reduce cost and merge traditional telecom, mobile and IP technologies onto a common, efficient backbone. Telecom Services also provides much of the telecommunications network infrastructure that supports our conferencing and collaboration business.

• Safety Services. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers. We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; VoIP providers; alarm/security companies; as well as public safety, government agencies and enterprises. West services the public and personal safety ecosystem with networks and an understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies. We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points. Our seamless and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency.

• Interactive Services. We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including interactive voice response (“IVR”) self-service, proactive notifications and mobility, cloud contact center and comprehensive professional services. Our technology uses an omni-channel approach that brings together voice, text, email, push notification, fax, video, web, social media, hosted contact center and mobile to create a connected customer experience across channels. Our high-capacity and high-availability platform can be deployed in a number of ways and integrated with other inbound and outbound communication channels. In most cases, our technology also directly interfaces with our clients’ internal systems, including customer relationship management, private branch exchange and enterprise reporting platforms.

• Specialized Agent Services. We provide our clients a combination of highly skilled subject matter experts with proven analytics and technology to provide solutions for the fast-growing healthcare market. We believe we are the leading provider of healthcare advocacy products and services to employees of large organizations. We also help health insurance payers, third-party administrators and self-insured employers improve cash flow and reduce healthcare costs by identifying and recovering overpaid and third-party liability claims. Additionally, we offer business-to-business sales across multiple vertical markets with a focus on increasing our clients’ market share and improving customer relationships.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services and Specialized Agent Services) are aggregated into four reportable segments as follows:

• Unified Communications Services, which includes conferencing and collaboration services, unified communications as a service (“UCaaS”) solutions and telecom services;

• Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services, 9-1-1 solutions for enterprises and database management;

• Interactive Services, including proactive notifications and mobility, IVR self-service, cloud contact center and professional services; and

• Specialized Agent Services, which includes healthcare advocacy services, cost management services and revenue generation services.

Discontinued Operations—On March 3, 2015, we divested several of our agent-based businesses, including our consumer facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014.

As a result of the sale, the related operating results for these businesses have been reflected as discontinued operations for all periods presented and the related assets and liabilities were classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our results for the three months ended March 31, 2016 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Revenue Recognition—Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenue or other long-term liabilities on the balance sheet until service has been provided.

Dividend—We funded the dividends paid in 2015 and the first three months of 2016 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On March 3, 2016, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.8 million to stockholders of record as of the close of business on February 22, 2016. On May 2, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable May 26, 2016 to stockholders of record as of the close of business on May 16, 2016.

Share Repurchase – Under a share repurchase program approved by the Company’s Board of Directors during the first quarter of 2016 authorizing the repurchase of up to an aggregate of $75 million of outstanding common stock, the Company purchased 1,000,000 shares of common stock through the open market during the first quarter of 2016 for an aggregate purchase price of approximately $22.0 million, which was funded with cash on hand.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Implemented Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This ASU became effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods. We adopted this guidance as of January 1, 2016, and as a result have recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $57.1 million each, based upon the balance of unamortized debt issuance costs relating to our senior secured term loan facilities and senior notes recorded as of December 31, 2015.

Recent Accounting Pronouncements—In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The amendments in this update will simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact of this amendment on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact of this amendment on its financial statements.

In November 2015, the FASB issued ASU 2015-017, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes in the balance sheet. Under the new guidance, deferred tax assets and liabilities will be classified as noncurrent in the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. The new guidance allows for prospective or retrospective application and early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is in the process of assessing the impact of this standard on its financial statements.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	DISCONTINUED OPERATIONS

On March 3, 2015, we divested several of our agent-based businesses for $275.0 million in cash. The divestiture resulted in a 2015 gain of $48.2 million on an after-tax basis which was included within income from discontinued operations. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2015:

Three months ended March 31,
(Amounts in thousands)	2015
Revenue	$102,251
Operating income	3,300
Gain on disposal	48,556
Income before income tax expense	51,683
Income tax expense	19,817

Income from discontinued operations	$31,866

There was no income or loss from discontinued operations during the first quarter of 2016.

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

On February 24, 2016, we entered into a sales agreement for certain land, building and improvements which were primarily occupied by the agent businesses that we divested on March 3, 2015. The sale is anticipated to close in the second quarter of 2016. The net book value of these assets, $19.0 million as of March 31, 2016, is presented in our condensed consolidated balance sheet as assets held for sale and measured at the lower of their carrying amount or fair value less costs to sell.

3.	ACQUISITIONS

Synrevoice

On March 14, 2016, we completed the acquisition of substantially all of the assets of Synrevoice Technologies, Inc. (“Synrevoice”). Synrevoice, based in Markham, Ontario, is a provider of messaging and notification services to the K-12 education and commercial markets in North America. The purchase price was approximately $9.3 million and was funded with cash on hand. This business is included in the Interactive Services reportable segment.

In the preliminary purchase price allocation, approximately $4.9 million was allocated to goodwill, which is partially deductible for income tax purposes, and $6.5 million to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Synrevoice were the expansion of our interactive services further into the education vertical market and anticipated synegies which are expected to result in a more efficient and faster growing K-12 business in North America.

ClientTell

On November 2, 2015, we completed the acquisition of ClientTell, Inc., and ClientTell Labs, LLC (collectively “ClientTell”), which provide automated notifications and lab reporting services in the healthcare industry. The purchase price was approximately $38.4 million in cash, plus assumed liabilities, and was funded with cash on hand. Up to an additional $10.5 million in cash may be paid based on achievement of certain financial objectives during the five years ending December 31, 2020. The fair value of this contingent consideration arrangement was $5.4 million as of the date of acquisition and $5.9 million as of March 31, 2016.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Approximately $15.0 million of the purchase price was allocated to goodwill and $26.3 million to other intangible assets. The goodwill is deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of ClientTell were the expansion of our interactive services further into the healthcare vertical market, anticipated synergies, and other intangibles that do not qualify for separate recognition. This business has been integrated into the Interactive Services reportable segment.

Magnetic North

On October 31, 2015, we completed the acquisition of Magnetic North Software Limited (“Magnetic North”) for approximately $38.7 million in cash net of cash acquired, plus assumed liabilities, which was funded with cash on hand. Magnetic North is a U.K.-based provider of inbound/outbound/blended, multi-channel customer engagement technology solutions with multi-media routing, advanced analytics and compliance functionality and integrated, hosted voice and unified communications platforms to customers throughout EMEA and the Americas.

In the preliminary purchase price allocation, approximately $24.5 million was allocated to goodwill and $16.4 million to other intangible assets. The goodwill is not deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Magnetic North were its portfolio of complementary customer contact center and unified communications solutions, anticipated synergies, and other intangibles that do not qualify for separate recognition. This business has been integrated into the Unified Communications Services reportable segment.

SharpSchool

Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool (“SharpSchool”), a leading provider of website and content management system software-as-a-service solutions for the K-12 education market. The purchase price was approximately $17.2 million and was funded with cash on hand.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for Synrevoice and Magnetic North and the final fair value of assets acquired and liabilities assumed for ClientTell and SharpSchool.

	Synrevoice	ClientTell	Magnetic North	SharpSchool
(Amounts in thousands)
Working Capital	$(2,118)	$501	$273	$(1,042)
Property and equipment	21	429	574	782
Other assets, net	—	2	—	77
Intangible assets	6,455	26,300	16,361	9,092
Goodwill	4,893	15,004	24,549	8,254

Total assets acquired	9,251	42,236	41,757	17,163

Non-current deferred taxes	—	—	3,050	—
Long-term liabilities	—	3,828	—	—

Total liabilities assumed	—	3,828	3,050	—

Net assets acquired	$9,251	$38,408	$38,707	$17,163

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the three months ended March 31, 2016 and 2015 of $1.1 million and $0.8 million, respectively, are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of Magnetic North and Synrevoice were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

Pro forma

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Synrevoice, ClientTell, Magnetic North, and SharpSchool (collectively, the acquirees) occurred as of the beginning of the period presented. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, finance and acquisition costs as well as related income taxes.

	Three Months Ended March 31,
	2016	2015
Revenue	$571,684	$573,557
Income from continuing operations	$44,427	$48,062
Income per common share from continuing operations—basic	$0.53	$0.57
Income per common share from continuing operations—diluted	$0.53	$0.56

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our acquisitions completed in 2016 and 2015 were included in the consolidated results of operations from their respective dates of acquisition and included revenue for the first quarter of 2016 of $7.3 million. The net income impact of these acquisitions was not material.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2015 and the three months ended March 31, 2016:

(Amounts in thousands)	Unified Communications Services	Safety Services	Interactive Services	Specialized Agent Services	Total
Balance at January 1, 2015	$864,568	$507,588	$223,014	$289,750	$1,884,920
Acquisitions	24,579	—	23,221	—	47,800
Foreign currency translation adjustment	—	1,091	(44)	(1,400)	(353)
Acquisition accounting adjustments	(15,365)	—	(1,312)	—	(16,677)

Balance at December 31, 2015	873,782	508,679	244,879	288,350	1,915,690
Acquisitions	—	—	4,893	—	4.893
Acquisition accounting adjustments	(30)	—	(13)	—	(43)
Foreign currency translation adjustments	3,683	—	809	—	4,492

Balance at March 31, 2016	$877,435	$508,679	$250,568	$288,350	$1,925,032

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of March 31, 2016
(Amounts in Thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$657,168	$(452,886)	$204,282
Technology & Patents	179,822	(101,022)	78,800
Trade names and trademarks (finite-lived)	103,589	(32,677)	70,912
Other intangible assets	22,868	(16,745)	6,123

Total	$963,447	$(603,330)	$360,117

	As of December 31, 2015
	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$649,494	$(440,163)	$209,331
Technology & Patents	178,027	(96,774)	81,253
Trade names and trademarks (finite-lived)	103,398	(30,470)	72,928
Other intangible assets	22,725	(16,216)	6,509

Total	$953,644	$(583,623)	$370,021

Amortization expense for finite-lived intangible assets was $16.4 million and $16.5 million for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization expense for the intangible assets noted above for 2016 and the subsequent five years is as follows:

2016	$63.7 million
2017	$55.0 million
2018	$48.7 million
2019	$42.7 million
2020	$36.0 million
2021	$28.2 million

The acquisition of Synrevoice on March 14, 2016 included other intangible assets consisting of customer relationships ($5.3 million, with a 12-year life amortization period), technology ($0.9 million, with a 2-year amortization period), non-compete agreements ($0.2 million, with a 3-year amortization period), and a trademark ($0.1 million, with a 2-year amortization period).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

(Amounts in thousands)	March 31, 2016	December 31, 2015
Accrued wages	$46,788	$57,472
Accrued phone	46,253	42,549
Accrued other taxes (non-income related)	38,129	39,267
Interest payable	21,140	36,440
Accrued licensing costs	5,869	2,418
Accrued employee benefit costs	5,567	3,970
Acquisition obligation for a net operating loss carryforward claim	4,670	5,536
Accrued lease expense	2,898	2,616
Acquisition contingent consideration	2,089	2,075
Deferred income tax	1,665	1,692
Other current liabilities	28,101	26,891

	$203,169	$220,926

6.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. Long-term obligations consisted of the following as of:

	March 31,	December 31,
(Amounts in thousands)	2016	2015
Senior Secured Term Loans due 2018	$1,787,395	$1,813,250
Senior Secured Term Loans due 2019	332,500	336,875
Senior Secured Term Loans due 2021	249,375	250,000
5 3/8% Senior Notes due 2022	1,000,000	1,000,000
Unamortized value of the debt issuance costs (1)	(52,334)	(57,062)

Net carrying value	3,316,936	3,343,063

Less: current maturities	(26,563)	(24,375)

Long-term obligations, net of debt issuance costs	$3,290,373	$3,318,688

(1)	Includes the reclassification of debt issuance costs from “Other assets” as a result of the Company adopting ASU 2015-03. See Note 1.

Our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) are governed by the Amended and Restated Credit Agreement dated as of October 5, 2010 (as amended from time to time, the “Credit Agreement”) among West Corporation, certain of our domestic subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto. We have three tranches of term loans outstanding under our Senior Secured Credit Facilities, the Term B-10 term loans due 2018 (the “2018 Maturity Term Loans”), the Term A-1 term loans due 2019 (the “2019 Maturity TLA Loans”), and the Term B-11 term loans due 2021 (the “2021 Maturity Term Loans”).

During the three months ended March 31, 2016, we repaid $25.9 million on our 2018 Maturity Term Loans, based on an excess cash flow calculation provision in the Credit Agreement. Also, during the three months ended March 31, 2016, we repaid our scheduled amortization of $4.4 million and $0.6 million on the 2019 Maturity TLA Loans and 2021 Maturity Term Loans, respectively.

At March 31, 2016 and December 31, 2015, the revolving trade accounts receivable financing facility between West Receivables LLC and Wells Fargo Bank, National Association (“Securitization Facility”) was undrawn. The highest outstanding balance during the three months ended March 31, 2016 and year ended December 31, 2015 was $10.0 million and $185.0 million, respectively.

At March 31, 2016, we were in compliance with our financial debt covenants.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE DISCLOSURES

FASB guidance establishes a three-level fair value hierarchy based upon assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

• Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

• Level 2 – Observable inputs other than those included within Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

• Level 3 – Unobservable inputs for assets or liabilities reflecting our assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

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

We evaluate classification within the fair value hierarchy each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

The carrying amount of the trading securities of $61.0 million and $60.1 million at March 31, 2016 and December 31, 2015, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 2022 Senior Notes based on market quotes, which we determined to be Level 2 inputs, at March 31, 2016 and December 31, 2015 was approximately $922.5 million and $862.5 million, respectively, compared to the carrying amount of $1.0 billion.

The fair value of our senior secured 2018 Maturity Term Loans and 2021 Maturity Term Loans was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our Senior Secured Credit Facilities are Level 2 inputs and obtained from an independent source. The fair value of our 2018 Maturity Term Loans and 2021 Maturity Term Loans at March 31, 2016 was approximately $2,023.4 million compared to the carrying amount of $2,036.8 million. The fair value of our 2018 Maturity Term Loans and 2021 Maturity Term Loans at December 31, 2015 was approximately $2,033.2 million compared to the carrying amount of $2,063.3 million.

The fair value of our 2019 Maturity TLA Loans based on recent trading activity, which we determined to be Level 2 inputs, at March 31, 2016 was approximately $321.7 million compared to the carrying amount of $332.5 million. The fair value of our TLA at December 31, 2015, was approximately $323.4 million compared to the carrying amount of $336.9 million.

A Level 3 liability of $5.9 million and $5.6 million was recognized as of March 31, 2016 and December 31, 2015, respectively, for contingent consideration related to the acquisition of ClientTell (see Note 3). The liability was measured at fair value using a Monte Carlo simulation approach and was based on estimated revenues and the present value of related payments over the earn-out period.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2013 Long-Term Incentive Plan

Prior to the completion of our initial public offering, we adopted, and subsequently amended, the 2013 Long-Term Incentive Plan (as amended, “2013 LTIP”), which is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock were made available for stock options, restricted stock or other types of equity awards, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares under the 2013 LTIP is reduced by the aggregate number of shares underlying each award. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP (excluding shares withheld by the Company to pay withholding taxes related to an award under the 2013 LTIP).

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

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the three months ended March 31, 2016.

	Stock or Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	5,868,283	2,280,030	$27.08
Options exercised	—	(7,250)	13.12
Options canceled or forfeited (2013 LTIP)	5,495	(5,495)	23.46
Options canceled or forfeited (2006 EIP)	—	(4,763)	27.35
Restricted stock granted	(594,344)	—	—
Restricted stock canceled	34,584	—	—

Balance at March 31, 2016	5,314,018	2,262,522	$27.13

At March 31, 2016, we expect that approximately 2.3 million options granted and outstanding will vest.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2016, the intrinsic value of options vested and exercisable was approximately $0.7 million. The aggregate intrinsic value of options outstanding at March 31, 2016 was approximately $0.7 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at March 31, 2016 was approximately $0.7 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at March 31, 2016:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	61,886	0.67	$13.12	61,886	$13.12
13.13 - 28.88	1,685,482	6.20	25.11	1,469,872	25.32
28.89 - 50.88	497,156	5.30	33.89	497,156	33.89
50.89 - 84.80	17,998	4.26	77.74	17,998	77.74

$0.00 - $84.80	2,262,522	5.84	$27.13	2,046,912	$27.50

No stock options have been awarded since April 1, 2014.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During the three months ended March 31, 2016, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 13,344 shares of common stock with an aggregate fair value of approximately $300,000. These shares vest on the one-year anniversary of the award.

During the three months ended March 31, 2016, we issued 396,500 restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $9.0 million and will be recognized over the remaining vesting period of approximately 3.9 years as of March 31, 2016.

During the three months ended March 31, 2016, we issued 184,500 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on March 1, 2016 and ends on February 28, 2019. The fair value of these awards at the date of grant was approximately $4.1 million and will be recognized over the remaining vesting period of approximately 2.9 years as of March 31, 2016.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the three months ended March 31, 2016, 72,026 shares were issued under the ESPP. As of March 31, 2016, 629,422 shares had been issued under the ESPP since the plan’s inception. We recognized compensation expense for this plan of $0.4 million in each of the three months ended March 31, 2016 and 2015.

Share-Based Compensation Expense

For the three months ended March 31, 2016 and 2015, share-based compensation expense was $7.7 million and $5.4 million, respectively.

At March 31, 2016 and 2015, there was approximately $0.8 million and $6.0 million, respectively, of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, which will be recognized over the remaining vesting period of approximately 1.6 years as of March 31, 2016.

At March 31, 2016 and 2015, there was approximately $50.1 million and $37.5 million, respectively, of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 2.8 years as of March 31, 2016.

9.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2016	2015
Earnings per common share- basic:
Continuing operations	$0.54	$0.58
Discontinued operations	—	0.38

Total earnings per common share-basic	$0.54	$0.96

Earnings per common share- diluted:
Continuing operations	$0.53	$0.56
Discontinued operations	—	0.37

Total earnings per common share-diluted	$0.53	$0.93

Weighted average number of shares outstanding:
Basic common	83,149	84,125
Dilutive impact of Equity Incentive Plans:
Common shares	1,466	2,101
Diluted common shares	84,615	86,226

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At March 31, 2016 and 2015, 2,031,895 and 41,323 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Activity within accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015, was for foreign currency translation of our foreign subsidiaries and is presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, January 1, 2016	$(72,736)
Foreign currency translation adjustment, net of tax of ($1,769)	3,173

BALANCE, March 31, 2016	$(69,563)

BALANCE, January 1, 2015	$(37,506)
Foreign currency translation adjustment, net of tax of $17,321	(29,889)

BALANCE, March 31, 2015	$(67,395)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services, and Specialized Agent Services) are aggregated into four reportable segments as follows:

• Unified Communications Services which includes conferencing and collaboration services, UCaaS solutions and telecom services;

• Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services, 9-1-1 solutions for enterprises and database management;

• Interactive Services, including proactive notifications and mobility, IVR self-service, cloud contact center and professional services; and

• Specialized Agent Services which includes healthcare advocacy services, revenue generation services and cost management services.

	For the three months ended March 31,
(Amounts in Thousands)	2016	2015
Revenue:
Unified Communications Services	$362,713	$369,458
Safety Services	71,164	68,578
Interactive Services	71,729	62,467
Specialized Agent Services	68,378	67,078
Intersegment eliminations	(3,205)	(2,091)

Total	$570,779	$565,490

Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$20,936	$20,484
Safety Services	11,206	12,809
Interactive Services	8,975	7,154
Specialized Agent Services	7,378	6,474

Total	$48,495	$46,921

Operating Income:
Unified Communications Services	$89,068	$94,878
Safety Services	8,973	3,202
Interactive Services	5,808	5,574
Specialized Agent Services	4,518	8,535
Corporate other—unallocated	557	(1,496)

Total	$108,924	$110,693

Cash Capital Expenditures:
Unified Communications Services	$13,033	$19,898
Safety Services	10,718	5,918
Interactive Services	3,799	3,992
Specialized Agent Services	2,957	2,776
Corporate	5,850	3,723

Total	$36,357	$36,307

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of March 31, 2016	As of December 31, 2015
Assets:
Unified Communications Services	$1,555,672	$1,525,890
Safety Services	788,522	786,447
Interactive Services	441,878	430,793
Specialized Agent Services	477,744	491,449
Corporate	239,908	302,966

Total from continuing operations	3,503,724	3,537,545
Assets held for sale	18,974	17,672

Total	$3,522,698	$3,555,217

Revenues from non-U.S. countries were approximately 21% of consolidated revenue for both three month periods ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015 revenue from the United Kingdom accounted for 13% and 12% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to the legal entity that has the contractual obligation with the customer regardless of the customer’s location. Geographic information by organizational region, is noted below:

	For the three months ended March 31,
(Amounts in thousands)	2016	2015
Revenue:
Americas—United States	$452,430	$447,213
Europe, Middle East & Africa (EMEA)	79,395	77,977
Asia Pacific	34,656	34,511
Americas—Other	4,298	5,789

Total	$570,779	$565,490

	As of March 31, 2016	As of December 31, 2015
Long-Lived Assets:
Americas—United States	$2,588,534	$2,593,739
Europe, Middle East & Africa (EMEA)	201,048	195,203
Asia Pacific	20,546	21,151
Americas—Other	2,733	1,952

Total	$2,812,861	$2,812,045

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($2.1) million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and certain of our subsidiaries are defendants in various litigation matters and are subject to claims from our clients for indemnification, some of which may involve claims for damages that are substantial in amount.

Accruals have been made with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition and/or results of operations.

       There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (l) commercial disputes with customers or other business partners, which may involve assertion of a breach of the Company’s legal or contractual obligations to the customer or a claim for indemnification for third party losses; and (2) other matters which may include issues such as employment related claims. The Company’s estimates of the range of reasonably possible losses in excess of any amounts accrued for such claims is $0 to $20 million for all of the matters described above. The estimated range of reasonably possible losses is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

In connection with the sale of certain of our agent-based businesses to Alorica Inc., we agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets. The Company has also agreed to indemnify the buyer for breaches of other representations and warranties in the purchase agreement for up to $13.75 million in losses and for certain other matters.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

Financial Operations Overview

Revenue

Services in Unified Communications Services are generally billed and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a “Per User Per Month” or network circuit basis. Telecom Services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

Safety Services revenue is generated primarily from monthly fees, recognized as billed, based on the number of billing telephone numbers or population and cell towers covered under contract. In addition, product sales that may include hardware, software, and professional services (installation, training and project management) are generally recognized when shipment of the hardware and software has occurred and for professional services when client acceptance of a fully functional system is received. Contracts for annual recurring services such as support and maintenance agreements and contracts where guaranteed minimums exist are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Cost of Services

The principal component of cost of services is our variable telephone expense, labor related expenses and commissions for our sales force.

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

The divestiture resulted in a $48.2 million after-tax gain in 2015 which was included within income from discontinued operations. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after-tax gain realized on the sale was $56.8 million, including the $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for stockholders. Since 2002, we have invested approximately $3.0 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

Overview of 2016 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the three months ended March 31, 2016. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue increased $5.3 million, or 0.9%, during the three months ended March 31, 2016 compared to revenue during the three months ended March 31, 2015.

•	Our operating income decreased $1.8 million, or 1.6%, during the three months ended March 31, 2016 compared to operating income during the three months ended March 31, 2015.

•	On March 14, 2016, we completed the acquisition of substantially all of the assets of Synrevoice, a provider of messaging and notification services to the K-12 education and commercial markets in North America. The purchase price was approximately $9.3 million and was funded with cash on hand. This business is included in the Interactive Services reportable segment.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue: The table below summarizes the change in our revenue for the three months ended March 31, 2016 compared to the revenue for the three months ended March 31, 2015.

	Amounts in millions	Contribution to Growth %
Revenue for the three months ended March 31, 2015	$565.5
Revenue from acquired entities	7.3	1.3%
Estimated impact of foreign exchange rates	(3.7)	(0.7%)
Revenue from two previously disclosed lost clients	(18.2)	(3.2%)
Adjusted organic growth, net	19.9	3.5%

Revenue for the three months ended March 31, 2016	$570.8	0.9%

Total revenue for the three months ended March 31, 2016 increased approximately $5.3 million, or 0.9%, to $570.8 million from $565.5 million for the three months ended March 31, 2015. This increase included revenue of $7.3 million from the acquisitions of Synrevoice, ClientTell, Magnetic North, and SharpSchool.

The loss of two previously disclosed large clients negatively impacted our revenue growth by approximately $18.2 million.

Foreign exchange rates had a negative impact of approximately $3.7 million on our revenue for the three months ended March 31, 2016 when comparing the foreign exchange rates in place during that period to those in place for the three months ended March 31, 2015.

Revenue by reportable segment:

	For the three months ended March 31,
	2016	% of Total Revenue	2015	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$362,713	63.5%	$369,458	65.3%	$(6,745)	-1.8%
Safety Services	71,164	12.5%	68,578	12.1%	2,586	3.8%
Interactive Services	71,729	12.6%	62,467	11.0%	9,262	14.8%
Specialized Agent Services	68,378	12.0%	67,078	11.9%	1,300	1.9%
Intersegment eliminations	(3,205)	-0.6%	(2,091)	-0.4%	(1,114)	NM

Total	$570,779	100.0%	$565,490	100.0%	$5,289	0.9%

NM—Not Meaningful

During the three months ended March 31, 2016, Unified Communications Services revenue decreased $6.7 million, or 1.8%, to $362.7 million from $369.5 million for the three months ended March 31, 2015. Negative impacts of foreign exchange rates of approximately $3.7 million and the two large client losses of $18.2 million were partially offset by revenue from new sales, client volume growth and revenue of $2.2 million from the acquisition of Magnetic North. Adjusted organic growth for the United Communications Services was 3.5% for the three months ended March 31, 2016.

The volume of minutes used for our reservationless conferencing services, which accounts for just over half of the Unified Communications Services revenue, grew approximately 3.3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, while the average rate per minute for reservationless services declined by approximately 5.8%. Adjusting for the impact of the loss of a large conferencing client and using constant currency foreign exchange rates the volume of minutes used for our reservationless conferencing services grew by approximately 3.9% and our average rate per minute for reservationless conferencing services declined by approximately 5.1% for the three months ended March 31, 2016.

During the three months ended March 31, 2016, Safety Services revenue increased $2.6 million, or 3.8%, to $71.2 million from $68.6 million for the three months ended March 31, 2015. The increase was primarily due to sales to customers adopting new technologies, partially offset by price compression.

During the three months ended March 31, 2016, Interactive Services revenue increased $9.3 million, or 14.8%, to $71.7 million from $62.5 million for the three months ended March 31, 2015. The acquisitions of Synrevoice, ClientTell and SharpSchool contributed $5.1 million of the increase in revenue. The remaining increase was primarily due to new clients primarily in the education and healthcare markets, as well as increased volumes from existing clients, partially offset by price compression.

During the three months ended March 31, 2016, Specialized Agent Services revenue increased $1.3 million, or 1.9%, to $68.4 million from $67.1 million for the three months ended March 31, 2015. The increase in revenue is primarily the result of net new customers and growth from existing revenue generation and health advocacy customers.

During the three months ended March 31, 2016, international revenue was $118.3 million, an increase of 0.1% over the three months ended March 31, 2015. Using constant currency foreign exchange rates, international revenue would have increased 3.2% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015, our largest 100 clients accounted for approximately 43% and 44% of our total revenue, respectively. In each of these periods, no client accounted for more than 10% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $1.3 million, or 0.5%, in the three months ended March 31, 2016, to $241.0 million, from $239.7 million for the three months ended March 31, 2015. The increase in cost of services during the three months ended March 31, 2016 included $1.0 million from the acquisitions completed in 2016 and 2015. The remaining net increase of $0.3 million was primarily driven by increased service volume which was partially offset by cost savings initiatives. As a percentage of revenue, cost of services decreased to 42.2% for the three months ended March 31, 2016, from 42.4% for the three months ended March 31, 2015.

Cost of Services by reportable segment:

	For the three months ended March 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$166,196	45.8%	$168,315	45.6%	$(2,119)	-1.3%
Safety Services	27,315	38.4%	26,505	38.6%	810	3.1%
Interactive Services	16,152	22.5%	13,662	21.9%	2,490	18.2%
Specialized Agent Services	33,151	48.5%	31,571	47.1%	1,580	5.0%
Intersegment eliminations	(1,802)	NM	(352)	NM	(1,450)	NM

Total	$241,012	42.2%	$239,701	42.4%	$1,311	0.5%

NM—Not Meaningful

During the three months ended March 31, 2016, Unified Communications Services cost of services decreased $2.1 million, or 1.3%, to $166.2 million from $168.3 million for the three months ended March 31, 2015. Using constant currency foreign exchange rates, cost of services for the three months ended March 31, 2016 would have been approximately $2.1 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the three months ended March 31, 2016 increased to 45.8% from 45.6% for the three months ended March 31, 2015. The increase in cost of services as a percentage of revenue was due primarily to the loss of a large telecom services customer which had an above average gross margin.

During the three months ended March 31, 2016, Safety Services cost of services increased $0.8 million, or 3.1%, to $27.3 million from $26.5 million for the three months ended March 31, 2015. The increase in cost of services was primarily due to an increase in telecom expenses associated with the new technologies. As a percentage of revenue, Safety Services cost of services during the three months ended March 31, 2016 decreased to 38.4% from 38.6% for the three months ended March 31, 2015 due to product mix.

During the three months ended March 31, 2016, Interactive Services cost of services increased $2.5 million, or 18.2%, to $16.2 million from $13.7 million for the three months ended March 31, 2015. The increase in cost of services included $0.6 million from acquisitions made in 2016 and 2015. As a percentage of revenue, Interactive Services cost of services during the three months ended March 31, 2016 increased to 22.5% from 21.9% for the three months ended March 31, 2015. The increase in cost of services as a percentage of revenue is due primarily to product mix.

During the three months ended March 31, 2016, Specialized Agent Services cost of services increased $1.6 million, or 5.0%, to $33.2 million from $31.6 million for the three months ended March 31, 2015. The increase in cost of services was primarily due to the increase in sales volume in addition to increased labor rates in our Revenue Generation business. As a percentage of revenue, Specialized Agent Services cost of services during the three months ended March 31, 2016 increased to 48.5% from 47.1% for the three months ended March 31, 2015. The increase in cost of services as a percentage of revenue is due to increased labor rates and product mix.

Selling, general and administrative expenses: SG&A expenses increased by approximately $5.7 million, or 2.7%, to $220.8 million for the three months ended March 31, 2016 from $215.1 million for the three months ended March 31, 2015. The increase in SG&A expenses during the three months ended March 31, 2016 included $7.1 million from the acquisitions completed in 2016 and 2015. The $7.1 million of SG&A from acquired entities includes $2.3 million of amortization of acquired intangible assets. Share-based compensation contributed $2.2 million to the increase in SG&A due to annual restricted stock awards made in September 2015 and March 2016. These increases in SG&A expenses were partially offset by cost savings initiatives. As a percentage of revenue, SG&A expenses increased to 38.7% for the three months ended March 31, 2016 from 38.0% for the three months ended March 31, 2015.

Selling, general and administrative expenses by reportable segment:

	For the three months ended March 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$107,449	29.6%	$106,265	28.8%	$1,184	1.1%
Safety Services	34,876	49.0%	38,871	56.7%	(3,995)	-10.3%
Interactive Services	49,769	69.4%	43,231	69.2%	6,538	15.1%
Specialized Agent Services	30,709	44.9%	26,972	40.2%	3,737	13.9%
Corporate other - unallocated	(557)	NM	1,496	NM	(2,053)	NM
Intersegment eliminations	(1,403)	NM	(1,739)	NM	336	NM

Total	$220,843	38.7%	$215,096	38.0%	$5,747	2.7%

NM—Not Meaningful

During the three months ended March 31, 2016, Unified Communications Services SG&A expenses increased $1.2 million, or 1.1%, to $107.4 million from $106.3 million for the three months ended March 31, 2015. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the three months ended March 31, 2016 would have been approximately $2.1 million higher. The increase was primarily due to increased expenses to support growth in the UCaaS market, partially offset by cost savings initiatives. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the three months ended March 31, 2016 increased to 29.6% compared to 28.8% for the three months ended March 31, 2015.

During the three months ended March 31, 2016, Safety Services SG&A expenses decreased $4.0 million, or 10.3%, to $34.9 million from $38.9 million for the three months ended March 31, 2015. The decrease in SG&A expenses during the three months ended March 31, 2016, was due primarily to lower amortization expense, and the results of cost savings initiatives. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the three months ended March 31, 2016 decreased to 49.0% compared to 56.7% for the three months ended March 31, 2015.

During the three months ended March 31, 2016, Interactive Services SG&A expenses increased $6.5 million, or 15.1%, to $49.8 million from $43.2 million for the three months ended March 31, 2015. The increase in SG&A expenses during the three months ended March 31, 2016 included $4.6 million from acquisitions made in 2016 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand and data center upgrades. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the three months ended March 31, 2016, increased to 69.4% compared to 69.2% for the three months ended March 31, 2015.

During the three months ended March 31, 2016, Specialized Agent Services SG&A expenses increased $3.7 million, or 13.9%, to $30.7 million from $27.0 million for the three months ended March 31, 2015. This increase in SG&A expense was driven by an increase in sales volume as well as the need for additional resources that were previously shared with the agent businesses we divested on March 3, 2015. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the three months ended March 31, 2016 increased to 44.9% compared to 40.2% for the three months ended March 31, 2015.

During the three months ended March 31, 2016, Corporate other unallocated SG&A expenses consisted of $0.6 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency compared to $0.2 million of unallocated foreign currency losses during the three months ended March 31, 2015. In addition, the three months ended March 31, 2015 included $1.3 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains result in an increase in SG&A and a corresponding decrease in other non-operating income. All other corporate expenses are allocated to our four reportable segments.

Operating income: Operating income decreased $1.8 million, or 1.6%, to $108.9 million for the three months ended March 31, 2016 from $110.7 million for the three months ended March 31, 2015. As a percentage of revenue, operating income decreased to 19.1% for the three months ended March 31, 2016 from 19.6% for the three months ended March 31, 2015. The decline in operating margin is primarily due to revenue mix and the higher than average operating margin associated with the lost telecom services client partially offset by cost savings initiatives.

Operating income by reportable segment:

	For the three months ended March 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$89,068	24.6%	$94,878	25.7%	$(5,810)	-6.1%
Safety Services	8,973	12.6%	3,202	4.7%	5,771	180.2%
Interactive Services	5,808	8.1%	5,574	8.9%	234	4.2%
Specialized Agent Services	4,518	6.6%	8,535	12.7%	(4,017)	-47.1%
Corporate other unallocated	557	NM	(1,496)	NM	2,053	NM

Total	$108,924	19.1%	$110,693	19.6%	$(1,769)	-1.6%

NM—Not Meaningful

Other income (expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes, the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency, expenses, net of recoveries, of transition service agreements in connection with the sale of certain of our agent-based businesses and interest income from short-term investments. Other expense for the three months ended March 31, 2016 was $39.5 million compared to $35.0 million for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2016 was $38.8 million, compared to $38.9 million of interest expense during the three months ended March 31, 2015.

During the three months ended March 31, 2016, we recognized a $2.6 million loss on affiliate transactions denominated in foreign currencies compared to a $1.4 million gain during the three months ended March 31, 2015. During the three months ended March 31, 2015 we recognized a $1.3 million gain in marking the investments in our non-qualified retirement plans to market. There was no such gain or loss recognized during the first quarter of 2016. Mark-to-market gains, recognized in other income, on the investments in our non-qualified retirement plans are offset by additional compensation expense related to the non-qualified retirement plans that is recorded in Corporate other unallocated SG&A expense. During the three months ended March 31, 2016, revenue from transition service agreements, net of transition service expenses, and related rental income associated with the divestiture of several of our agent-based businesses in the first quarter of 2016 was $1.6 million compared to $0.1 million for the three months ended March 31, 2015.

Income from continuing operations: Our income from continuing operations decreased $4.1 million for the three months ended March 31, 2016 to $44.6 million from $48.6 million for the three months ended March 31, 2015. The decrease in net income was driven primarily by $4.5 million in higher non-operating expense and $1.8 million in lower operating income. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.8% for the three months ended March 31, 2016 compared to 35.7% for the three months ended March 31, 2015.

Earnings per common share from continuing operations: Earnings per common share-basic and diluted from continuing operations for the three months ended March 31, 2016 were $0.54 and $0.53, respectively. Earnings per common share-basic and diluted from continuing operations for the three months ended March 31, 2015 were $0.58 and $0.56, respectively.

Discontinued Operations

On March 3, 2015, we divested several of our agent-based businesses for $275.0 million in cash. This divestiture resulted in a first quarter 2015 gain on disposal of $48.6 million on a pre-tax basis and $29.6 million on an after-tax basis which was included within income from discontinued operations.

For additional information, see Note 2 to the Condensed Consolidated Financial Statements - DISCONTINUED OPERATIONS.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from operations supplemented by borrowings under our senior secured credit facilities, revolving credit facilities and asset securitization facilities. In March 2015, we filed a registration statement with the Securities and Exchange Commission using a shelf registration process. As permitted under the registration statement, we may, from time to time, sell shares of our common stock, as market conditions permit, to finance our operations and capital expenditures or provide additional liquidity.

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

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments, and quarterly dividends, repurchase common stock and repay principal on debt.

The following table summarizes our net cash flows by category from continuing operations for the periods presented:

	For the three months ended March 31,
(Amounts in thousands)	2016	2015	Change	% Change
Net cash flows from continuing operating activities	$60,052	$58,396	$1,656	2.8%
Net cash flows used in continuing investing activities	$(39,460)	$(38,403)	$(1,057)	2.8%
Net cash flows used in continuing financing activities	$(70,245)	$(234,482)	$164,237	-70.0%

Net cash flows from continuing operating activities increased $1.7 million, or 2.8%, to $60.1 million for the three months ended March 31, 2016 compared to net cash flows from continuing operating activities of $58.4 million for the three months ended March 31, 2015. The increase in net cash flows from operating activities was the result of net improvements in working capital partially offset by a decrease in income from continuing operations. The timing of payments for payroll and an increase in the days sales outstanding (“DSO”) were offset by other positive improvements in working capital. DSO, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 62 days at March 31, 2016, compared to 60 days at March 31, 2015. The increase in DSO of approximately two days and the one additional payroll payment in the first quarter of 2016 relative to the first quarter of 2015 decreased our net cash flows from continuing operating activities by approximately $13 million and $18 million, respectively.

Net cash flows used in continuing investing activities increased $1.1 million to $39.5 million for the three months ended March 31, 2016 compared to net cash flows used in continuing investing activities of $38.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, cash used for capital expenditures, primarily for the purchase of software and computer equipment, was $36.4 million compared to $36.3 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we invested $9.3 million to acquire substantially all of the assets of Synrevoice. The timing of cash collections on behalf of certain Specialized Agent Services Cost Management clients and the subsequent remittance of cash to those clients resulted in an $8.3 million increase in other cash flows from investing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net cash flows used in continuing financing activities decreased $164.2 million to $70.2 million for the three months ended March 31, 2016 compared to net cash flows used in continuing financing activities of $234.5 million for the three months ended March 31, 2015. The decrease in continuing financing activities is primarily due to the repayment, during the three months ended March 31, 2015 of $185.0 million on our Securitization Facility. During the three months ended March 31, 2016 we made repayments under our Senior Secured Credit Facilities of $30.9 million compared to $3.0 million during the three months ended March 31, 2015. The $30.9 million repayment included $25.9 million which was based upon an excess cash flow calculation provision in the Credit Agreement.

During the three months ended March 31, 2016, we completed the repurchase of one million shares of our common stock in the open market for an aggregate purchase price of approximately $22.0 million. During the three months ended March 31, 2015, we completed the repurchase of one million shares of common stock in a private transaction for an aggregate purchase price of approximately $29.6 million.

As of March 31, 2016, the amount of cash and cash equivalents held by our foreign subsidiaries was $102.8 million. We have accrued U.S. taxes on $179.8 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $200 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we presently intend to pay a quarterly cash dividend at a rate equal to approximately $19.0 million per quarter (or an annual rate of $76.0 million). Based on approximately 84.4 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On May 2, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable on May 26, 2016 to stockholders of record as of the close of business on May 16, 2016.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Long-term Obligations

Our long-term obligations are comprised of the following:

(i)	Senior Secured Credit Facilities;

(ii)	our 5.375 percent notes due 2022 (the “2022 Senior Notes”) issued under an indenture; and

(iii)	the Securitization Facility.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facility

We have three tranches of term loans outstanding under our Senior Secured Credit Facilities: the 2018 Maturity Term Loans, the 2019 Maturity TLA Loans, and the 2021 Maturity Term Loans. As of March 31, 2016, we had outstanding approximately $1,787.4 million of 2018 Maturity Term Loans, $332.5 million of 2019 Maturity TLA Loans and $249.4 million of 2021 Maturity Term Loans.

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities for the three months ended March 31, 2016 was 4.11% compared to 3.90% during the three months ended March 31, 2015.

The 2018 Maturity Term Loans mature on June 30, 2018 and provide for annual amortization (payable in quarterly installments) prior to maturity at a 1.0% annual rate. Based on prepayments the Company has made, our 2018 Maturity Term Loans do not require further annual payments until a balloon payment at June 30, 2018 of approximately $1,787.4 million. The interest rate margins for the 2018 Maturity Term Loans are 2.50% for LIBOR rate loans and 1.50% for base rate loans, with interest rate floors of 0.75% for the LIBOR component of LIBOR rate loans, and 1.75% for the base rate component of base rate loans.

The 2019 Maturity TLA Loans mature on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. Annual amortization (payable in quarterly installments) in respect of the 2019 Maturity TLA Loans was payable at a 2.5% annual rate in the quarters ended March 31, 2015 and June 30, 2015 (amortization to be at a 0.625% quarterly rate for the full fiscal quarters following incurrence). Annual amortization will be payable at a 5.0% annual rate in the year ending June 30, 2016, a 7.5% annual rate in the year ending June 30, 2017, and a 10.0% annual rate thereafter until the maturity date, at which point all remaining outstanding 2019 Maturity TLA Loans shall become due and payable. The interest rate margins applicable to the 2019 Maturity TLA Loans are based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans (LIBOR plus 2.25% at March 31, 2016) and from 0.50% to 1.25% for base rate loans (base rate plus 1.25% at March 31, 2016).

On November 24, 2015, we modified our Senior Secured Credit Facilities by entering into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment provided for the issuance of $250 million aggregate principal amount of the 2021 Maturity Term Loans, the proceeds of which were used as of the date of issuance, together with cash on hand, to retire in full the $250 million remaining outstanding on the Term B-9 term loans due July 2016.

The 2021 Maturity Term Loans mature on November 24, 2021 and provide for annual amortization (payable in quarterly installments) prior to maturity at a 1.0% annual rate. The interest rate margins applicable to the 2021 Maturity Term Loans are 3.50% for LIBOR rate loans and 2.50% for base rate loans, with interest rate floors of 0.75% for the LIBOR component of LIBOR rate loans and 1.75%, for the base rate component of base rate loans.

The Sixth Amendment included a soft call option applicable to the 2021 Maturity Term Loans. The soft call option provides for the payment of a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to May 24, 2016, the six month anniversary of the effective date of the Sixth Amendment, West or its subsidiary borrowers enter into certain repricing transactions.

The Company may request additional committed term loan debt or increase the commitment amount to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans under the Credit Agreement following July 1, 2014 (other than such payments made with the proceeds of our 2022 Senior Notes or the proceeds of the 2019 Maturity TLA Loans). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Senior Secured Revolving Credit Facility

On July 1, 2014, we amended the Credit Agreement to provide for a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) in replacement of a predecessor facility in an aggregate principal amount of $300.0 million. The Senior Secured Revolving Credit Facility matures on July 1, 2019, provided that the maturity date shall be April 2, 2018 if an aggregate principal amount of $500.0 million or greater of 2018 Maturity Term Loans remains outstanding on such date. The proceeds of the Senior Secured Revolving Credit Facility may be used for working capital and general corporate purposes (including dividends and distributions and acquisitions).

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.50% to 2.25% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans. As of March 31, 2016, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at March 31, 2016 and at December 31, 2015. The Senior Secured Revolving Credit Facility was undrawn during the three months ended March 31, 2016. The average daily outstanding balance on the Senior Secured Revolving Credit Facility during the three months ended March 31, 2015 was $20.2 million.

2022 Senior Notes

On July 1, 2014, we issued $1.0 billion aggregate principal amount of 2022 Senior Notes. The 2022 Senior Notes mature on July 15, 2022 and were issued at par. The 2022 Senior Notes were offered in a private offering exempt from the registration requirements of the Securities Act.

At any time prior to July 15, 2017, we may redeem all or a part of the 2022 Senior Notes at a redemption price equal to 100% of the principal amount of 2022 Senior Notes redeemed plus the applicable premium (as defined in the indenture governing the 2022 Senior Notes) as of the redemption date plus accrued and unpaid interest to the redemption date, subject to the right of holders of 2022 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

At any time (which may be more than once) before July 15, 2017, we can choose to redeem up to 40% of the outstanding notes with proceeds from one or more equity offerings, as long as (i) we pay 105.375% of the face amount of the notes, plus accrued and unpaid interest; (ii) we redeem the notes within 90 days after completing the equity offering; and (iii) at least 60% of the aggregate principal amount of the notes issued remains outstanding afterwards.

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

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. In addition, the Securitization Facility was amended as of February 25, 2015 to provide for the divestiture of several of our agent-based businesses, a portion of which previously had been included in the Securitization Facility, to add originators and to modify certain concentration limits and reserves.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our unaudited condensed consolidated financial statements included elsewhere in this report. At March 31, 2016 and December 31, 2015, the Securitization Facility was undrawn. The highest outstanding balance during the three months ended March 31, 2016 was $10.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 6.00 to 1.0 at March 31, 2016, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2016. Our ratio of total debt to Consolidated EBITDA (as defined in our Credit Agreement) was 4.72x and 4.68x at March 31, 2016 and December 31, 2015, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the three months ended March 31, 2016.

The Credit Agreement includes certain customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities and the Senior Secured Revolving Credit Facility offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Credit Agreement will materially impair our financial condition or results of operations.

2022 Senior Notes—The indenture governing the 2022 Senior Notes contains covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at March 31, 2016. The Company has sufficient capacity under applicable exceptions included in the indenture governing the 2022 Senior Notes to complete a dividend in excess of the Company’s net income for the three months ended March 31, 2016.

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

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Senior Secured Credit Facilities and the indenture that governs the 2022 Senior Notes. The Credit Agreement and the indenture that governs the 2022 Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

• our debt holders could declare all outstanding principal and interest to be due and payable;

• the lenders under our Senior Secured Credit Facilities and the Senior Secured Revolving Credit Facility could terminate their commitments to lend us money and foreclose against the assets securing our borrowings; and

• we could be forced into bankruptcy or liquidation.

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

The following table summarizes our contractual obligations at March 31, 2016:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loans due 2018	$1,787,395	$—	$1,787,395	$—	$—
Senior Secured Term Loans due 2019	332,500	24,063	67,812	240,625	—
Senior Secured Term Loans due 2021	249,375	2,500	5,000	5,000	236,875
5 3/8% Senior Notes due 2022	1,000,000	—	—	—	1,000,000
Interest payments on fixed rate debt	349,375	53,750	107,500	107,500	80,625
Estimated interest payments on variable rate debt (1)	239,124	81,381	122,997	26,503	8,243
Operating leases	124,334	24,155	38,083	21,133	40,963
Contractual minimums under telephony agreements (2)	33,600	31,100	2,500	—	—
Purchase obligations (3)	53,092	43,497	9,166	429	—

Total contractual cash obligations	$4,168,795	$260,446	$2,140,453	$401,190	$1,366,706

(1)	Interest rate assumptions based on April 11, 2016 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Based on projected telephony minutes through 2016. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At March 31, 2016, we had accrued $45.9 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $36.4 million for the three months ended March 31, 2016 compared to $36.3 million for the three months ended March 31, 2015. We currently estimate our capital expenditures for 2016 to be between $135.0 million to $160.0 million, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities, and data center consolidations.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2017 and are renewed as required. The outstanding commitment on these obligations at March 31, 2016 was $5.6 million.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The accounting policies we consider critical are our accounting policies with respect to revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, income taxes, property and equipment, capitalization of internal costs and share-based compensation.

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015. There have not been any significant changes with respect to these policies during the three months ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2016, we had $2,369.3 million outstanding under our Senior Secured Credit Facilities, and $1.0 billion outstanding under our 2022 Senior Notes.

Due to the interest rate floors on the 2018 Maturity Term Loans and 2021 Maturity Term Loans, approximately 90% of our variable rate debt is subject to interest rate risk only if current LIBOR rates exceed the interest rate floors of 75 basis points. At March 31, 2016, the 30 and 90 day LIBOR rates were approximately 0.43290% and 0.63085%, respectively. An additional 50 basis point increase to LIBOR rates as of March 31, 2016 would have exceeded the 75 basis floor and resulted in a quarterly increase in interest expense of approximately $1.9 million on the variable interest rates of the 2018 Maturity Term Loans and 2021 Maturity Term Loans. Every 50 basis point increase in variable interest rates above the LIBOR interest rate floor would increase our quarterly interest expense on the entirety of our variable rate debt by approximately $3.0 million, including our 2018 Maturity Term Loans and 2021 Maturity Term Loans (an increase of $2.6 million), as well as the 2019 Maturity TLA Loans, which does not include an interest rate floor (an increase of $0.4 million). As a result of prevailing LIBOR rates, material rate increases on our variable rate debt are possible. The Company is evaluating strategies and the timeline to reduce interest rate risk exposure with an objective to achieve, or synthetically achieve, at least a fifty percent fixed rate debt portfolio.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries.

Based on our level of operating activities in foreign operations during the three months ended March 31, 2016, a ten percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.3%.

Revenues from non-U.S. countries were approximately 21% of consolidated revenue in both three month periods ended March 31, 2016 and 2015. During these periods, revenue from the United Kingdom accounted for 13% and 12% of consolidated revenue. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At March 31, 2016 and December 31, 2015, long-lived assets from non-U.S. countries were approximately 8% of consolidated long-lived assets. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At March 31, 2016, we had no cash flow hedges outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks described under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015. If any of the risks described therein occur, our business, financial condition, liquidity and results of operations could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the three months ended March 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	—	$—	—	$—
February 1, 2016 to February 29, 2016	376,931	20.66	376,931	$67,206,910
March 1, 2016 to March 31, 2016	623,069	22.72	623,069	$53,039,122

Total	1,000,000	$21.94	1,000,000

(1)	On February 1, 2016, the Company announced that our Board of Directors had approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of our outstanding common stock. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. In February 2016, we began to repurchase shares of our common stock in open market transactions

During the three months ended March 31, 2016, 3,289 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long Term Incentive Plan reserve.

Item 6. Exhibits

4.01	Supplemental Indenture, dated as of February 12, 2016, by and among ClientTell, Inc., a Georgia corporation, ClientTell Lab, LLC, a Georgia limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.04 to Form 10-K filed on February 18, 2016)

10.01	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.48 to Form 10-K filed on February 18, 2016) (1)

10.02	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 18, 2016) (1)

10.03	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 18, 2016) (1)

10.04	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Jan D. Madsen, dated December 24, 2014 (incorporated by reference to Exhibit 10.54 to Form 10-K filed on February 18, 2016) (1)

10.05	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on February 18, 2016) (1)

15.01	Awareness letter of Independent Registered Public Accounting Firm

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: May 5, 2016

Exhibit Index

Exhibit Number

4.01	Supplemental Indenture, dated as of February 12, 2016, by and among ClientTell, Inc., a Georgia corporation, ClientTell Lab, LLC, a Georgia limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.04 to Form 10-K filed on February 18, 2016)

10.01	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.48 to Form 10-K filed on February 18, 2016) (1)

10.02	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 18, 2016) (1)

10.03	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David J. Treinen, dated December 31, 2008 (incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 18, 2016) (1)

10.04	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and Jan D. Madsen, dated December 24, 2014 (incorporated by reference to Exhibit 10.54 to Form 10-K filed on February 18, 2016) (1)

10.05	Exhibit A dated February 16, 2016 to the Employment Agreement between West Corporation and David C. Mussman, dated December 31, 2008 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on February 18, 2016) (1)

15.01	Awareness letter of Independent Registered Public Accounting Firm

31.01	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.