Form 10-Q
period 2016-06-30
WEST CORP
filed 2016-08-04
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, 82,738,887 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015 and of cash flows and stockholders’ deficit for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 4, 2016

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$582,397	$571,891	$1,153,176	$1,137,381
COST OF SERVICES	249,426	245,266	490,438	484,967
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	209,870	210,192	430,713	425,288
OPERATING INCOME	123,101	116,433	232,025	227,126
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $20, $173, $290 and $199	(37,712)	(38,433)	(76,195)	(77,275)
Accelerated amortization of deferred financing costs	(35,235)	—	(35,235)	—
Other, net	1,214	(100)	174	3,739
Other expense	(71,733)	(38,533)	(111,256)	(73,536)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	51,368	77,900	120,769	153,590
INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	18,389	28,677	43,235	55,733
INCOME FROM CONTINUING OPERATIONS	32,979	49,223	77,534	97,857
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	358	—	32,224
NET INCOME	$32,979	$49,581	$77,534	$130,081
EARNINGS PER COMMON SHARE—BASIC:
Continuing Operations	$0.40	$0.59	$0.94	$1.17
Discontinued Operations	—	—	—	0.38
Total Earnings Per Common Share—Basic	$0.40	$0.59	$0.94	$1.55
EARNINGS PER COMMON SHARE—DILUTED:
Continuing Operations	$0.39	$0.58	$0.92	$1.14
Discontinued Operations	—	—	—	0.37
Total Earnings Per Common Share—Diluted	$0.39	$0.58	$0.92	$1.51
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	82,598	83,394	82,874	83,758
Diluted Common	84,281	85,592	84,425	85,920
DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225	$0.45	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$32,979	$49,581	$77,534	$130,081
Foreign currency translation adjustments, net of tax of $4,779, ($4,762), $3,010 and $12,371	(8,571)	8,171	(5,398)	(21,718)
Comprehensive income	$24,408	$57,752	$72,136	$108,363

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,415	$182,338
Trust and restricted cash	17,205	19,829
Accounts receivable, net of allowance of $7,380 and $7,270	392,164	373,087
Income taxes receivable	—	19,332
Prepaid assets	52,279	43,093
Deferred expenses	54,130	65,781
Other current assets	27,020	22,040
Assets held for sale	—	17,672
Total current assets	766,213	743,172
PROPERTY AND EQUIPMENT:
Property and equipment	1,096,009	1,053,678
Accumulated depreciation and amortization	(757,383)	(718,834)
Total property and equipment, net	338,626	334,844
GOODWILL	1,920,707	1,915,690
INTANGIBLE ASSETS, net of accumulated amortization of $619,867 and $583,623	342,739	370,021
OTHER ASSETS	178,316	191,490
TOTAL ASSETS	$3,546,601	$3,555,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$78,513	$92,935
Deferred revenue	152,397	161,828
Accrued expenses	227,867	219,234
Current maturities of long-term debt	37,918	24,375
Total current liabilities	496,695	498,372
LONG-TERM OBLIGATIONS, less current maturities	3,290,940	3,318,688
DEFERRED INCOME TAXES	103,062	104,222
OTHER LONG-TERM LIABILITIES	178,336	186,073
Total liabilities	4,069,033	4,107,355
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 85,707 and 85,459 shares issued and 82,615 and 83,367 shares outstanding	86	85
Additional paid-in capital	2,210,910	2,193,193
Retained deficit	(2,568,068)	(2,607,415)
Accumulated other comprehensive loss	(78,134)	(72,736)
Treasury stock at cost (3,092 and 2,092 shares)	(87,226)	(65,265)
Total stockholders’ deficit	(522,432)	(552,138)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,546,601	$3,555,217

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,534	$130,081
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of income taxes	—	(32,224)
Depreciation	57,458	54,194
Amortization	39,944	39,469
Provision for share-based compensation	13,841	11,411
Deferred income tax (benefit) expense	(3,755)	2,202
Amortization of deferred financing costs	44,053	10,009
Increase in acquisition contingent consideration	644	—
(Gain) loss on sale of property and equipment	(12,607)	220
Changes in operating assets and liabilities
Accounts receivable	(13,957)	(20,977)
Other assets	6,852	(23,675)
Accounts payable	(10,830)	18,812
Accrued wages and benefits	4,168	(3,741)
Accrued interest	(8,420)	(19,524)
Other liabilities and income tax payable	2,560	(9,733)
Net cash flows from continuing operating activities	197,485	156,524
Net cash flows from discontinued operating activities	—	(6,962)
Total net cash flows from operating activities	197,485	149,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(9,745)	(17,296)
Purchases of property and equipment	(73,864)	(64,864)
Proceeds from the sale of property and equipment	38,368	—
Other	2,657	(1,561)
Net cash flows from continuing investing activities	(42,584)	(83,721)
Net cash flows from discontinued investing activities	—	269,540
Total net cash flows from investing activities	(42,584)	185,819
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on long-term obligations	(2,286,906)	(16,246)
Proceeds from term loan facilities	1,780,000	—
Proceeds from issuance of notes	400,000	—
Proceeds from revolving credit facilities	85,000	139,000
Payments on revolving credit facilities	(10,000)	(324,000)
Payment of deferred financing and other debt-related costs	(25,273)	(234)
Proceeds from stock options and ESPP shares including excess tax benefits	3,927	8,462
Dividends paid	(37,333)	(37,767)
Repurchase of common stock	(21,961)	(59,957)
Net cash flows from continuing financing activities	(112,546)	(290,742)
Net cash flows from discontinued financing activities	—	—
Total net cash flows from financing activities	(112,546)	(290,742)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,278)	(1,208)
NET CHANGE IN CASH AND CASH EQUIVALENTS	41,077	43,431
CASH AND CASH EQUIVALENTS, Beginning of period	182,338	115,061
CASH AND CASH EQUIVALENTS, End of period	$223,415	$158,492

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Deficit
BALANCE, January 1, 2016	83,366,888	$85	$2,193,193	$(2,607,415)	$(72,736)	$(65,265)	$(552,138)
Net income				77,534			77,534
Dividends declared (cash dividend of $0.45 per share)				(38,187)			(38,187)
Foreign currency translation adjustment, net					(5,398)		(5,398)
Purchase of stock at cost	(1,000,000)					(21,961)	(21,961)
Executive Deferred Compensation Plan activity	12,964		1,522				1,522
Shares issued from the Employee Stock Purchase Plan	182,285	1	3,459				3,460
Stock options exercised including related tax benefits	29,475		649				649
Issuance of shares	23,975		(63)				(63)
Share-based compensation			12,150				12,150
BALANCE, June 30, 2016	82,615,587	$86	$2,210,910	$(2,568,068)	$(78,134)	$(87,226)	$(522,432)

BALANCE, January 1, 2015	84,179,806	$84	$2,155,864	$(2,772,775)	$(37,506)	$(5,308)	$(659,641)
Net income				130,081			130,081
Dividends declared (cash dividend of $0.45 per share)				(38,369)			(38,369)
Foreign currency translation adjustment, net					(21,718)		(21,718)
Purchase of stock at cost	(2,000,000)					(59,957)	(59,957)
Executive Deferred Compensation Plan activity	49,307		4,042				4,042
Shares issued from the Employee Stock Purchase Plan	131,865		3,745				3,745
Stock options exercised including related tax benefits	251,943	1	5,631				5,632
Issuance of shares	16,042		(198)				(198)
Share-based compensation			10,461				10,461
BALANCE, June 30, 2015	82,628,963	$85	$2,179,545	$(2,681,063)	$(59,224)	$(65,265)	$(625,922)

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

• Safety Services. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers. We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; VoIP providers; alarm/security companies; as well as public safety, government agencies and enterprises. West services the public and personal safety ecosystem with networks and an understanding of safety needs. We continue to innovate and develop next-generation industry solutions that match new technologies. We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points. Our seamless and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our results for the three and six months ended June 30, 2016 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Dividend—We funded the dividends paid in 2015 and the first six months of 2016 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of March 3, 2016 and May 26, 2016, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.8 million and $18.6 million to stockholders of record as of the close of business on February 22, 2016 and May 16, 2016, respectively. On August 1, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable September 1, 2016 to stockholders of record as of the close of business on August 22, 2016.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Repurchase—Under a share repurchase program approved by the Company’s Board of Directors during the first quarter of 2016 authorizing the repurchase of up to an aggregate of $75 million of outstanding common stock, the Company purchased 1,000,000 shares of common stock through the open market during the first six months of 2016 for an aggregate purchase price of approximately $22.0 million, which was funded with cash on hand.

Assets Held for Sale—On June 21, 2016, we completed the sale of land, buildings and improvements which were previously classified as held for sale and primarily used by the agent-based businesses we divested in 2015.  Proceeds from the sale were $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million.  We also entered into a twelve year leaseback agreement for one of the buildings.  This lease is classified as an operating lease and the related $6.1 million gain, included in the $19.0 million realized gain, is being deferred and will be recognized over the lease term.

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

In November 2015, the FASB issued ASU 2015-017, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes in the balance sheet. Under the new guidance, deferred tax assets and liabilities will be classified as non-current in the balance sheet. The guidance is effective for annual periods beginning after December 15, 2016. The new guidance allows for prospective or retrospective application and early adoption is permitted. We adopted this guidance as of April 1, 2016, and elected retrospective application recasting the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented accrued expenses and increased deferred income taxes by $1.7 million each, as of December 31, 2015.

Recent Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The amendments in this update will require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented at the net amount expected to be collected. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018.  Adoption of this update is required through a cumulative-effect adjustment to retained deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of assessing the impact of this standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The amendments in this update will simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact of this standard on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented.  The Company is in the process of assessing the impact of this standard on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of assessing the impact and adoption transition options of this standard on its financial statements.

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

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2015:

(Amounts in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$—	$102,251
Operating income	551	3,851
Gain on disposal	—	48,556
Income before income tax expense	551	52,234
Income tax expense	193	20,010
Income from discontinued operations	$358	$32,224

There was no income or loss from discontinued operations during the first half of 2016.

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

In the preliminary purchase price allocation, approximately $4.9 million was allocated to goodwill, which is partially deductible for income tax purposes, and $6.5 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Synrevoice were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business in North America.

ClientTell

On November 2, 2015, we completed the acquisition of ClientTell, Inc., and ClientTell Labs, LLC (collectively “ClientTell”), which provide automated notifications and lab reporting services in the healthcare industry. The purchase price was approximately $38.4 million in cash, plus assumed liabilities, and was funded with cash on hand. Up to an additional $10.5 million in cash may be paid based on achievement of certain financial objectives during the five years ending December 31, 2020. The fair value of this contingent consideration arrangement was $5.4 million as of the date of acquisition and $5.3 million, net of a $1.0 million payment made in the first half of 2016, as of June 30, 2016.

Approximately $15.0 million of the purchase price was allocated to goodwill and $26.3 million to other intangible assets. The goodwill is deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of ClientTell were the expansion of our interactive services further into the healthcare vertical market, anticipated synergies and other intangibles that do not qualify for separate recognition. This business has been integrated into the Interactive Services reportable segment.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Magnetic North

On October 31, 2015, we completed the acquisition of Magnetic North Software Limited (“Magnetic North”) for approximately $39.2 million in cash net of cash acquired, plus assumed liabilities, which was funded with cash on hand. Magnetic North is a U.K.-based provider of inbound/outbound/blended, multi-channel customer engagement technology solutions with multi-media routing, advanced analytics and compliance functionality and integrated, hosted voice and unified communications platforms to customers throughout Europe, the Middle East and Africa (“EMEA”) and the Americas.

In the preliminary purchase price allocation, approximately $25.1 million was allocated to goodwill and $16.4 million to other intangible assets. The goodwill is not deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Magnetic North were its portfolio of complementary customer contact center and unified communications solutions, anticipated synergies and other intangibles that do not qualify for separate recognition. This business has been integrated into the Unified Communications Services reportable segment.

SharpSchool

Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool (“SharpSchool”), a leading provider of website and content management system software-as-a-service solutions for the K-12 education market. The purchase price was approximately $17.2 million and was funded with cash on hand.

In the purchase price allocation, goodwill of $8.3 million, partially deductible for tax purposes under Canadian tax rules governing asset acquisitions, and finite-lived intangible assets of $9.1 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SharpSchool were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business for West. SharpSchool has been integrated into the Interactive Services reportable segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for Synrevoice and Magnetic North and the final fair value of assets acquired and liabilities assumed for ClientTell and SharpSchool.

(Amounts in thousands)	Synrevoice	ClientTell	Magnetic North	SharpSchool
Working Capital	$(2,118)	$501	$212	$(1,042)
Property and equipment	21	429	574	782
Other assets, net	—	2	—	77
Intangible assets	6,455	26,300	16,361	9,092
Goodwill	4,893	15,004	25,060	8,254
Total assets acquired	9,251	42,236	42,207	17,163
Non-current deferred taxes	—	—	3,050	—
Long-term liabilities	—	3,828	—	—
Total liabilities assumed	—	3,828	3,050	—
Net assets acquired	$9,251	$38,408	$39,157	$17,163

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the three months ended June 30, 2016 and 2015 of $1.4 million and $0.8 million, respectively, are included in selling, general and administrative expenses.  Acquisition costs incurred for prospective acquisitions and completed acquisitions for the six months ended June 30, 2016 and 2015 of $2.5 million and $1.6 million, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended	Six Months Ended June 30,
	June 30, 2015	2016	2015
Revenue	$579,541	$1,154,081	$1,153,098
Income from continuing operations	$48,370	$77,406	$96,431
Income per common share from continuing operations— basic	$0.58	$0.93	$1.15
Income per common share from continuing operations— diluted	$0.57	$0.92	$1.12

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our acquisitions completed in 2016 and 2015 were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $7.1 million and $14.4 million for the three and six months ended June 30, 2016, respectively, and $0.4 million for both the three and six months ended June 30, 2015. The net income impact of these acquisitions for the three and six months ended June 30, 2016 and 2015 was not material.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2015 and the six months ended June 30, 2016:

(Amounts in thousands)	Unified Communications Services	Safety Services	Interactive Services	Specialized Agent Services	Total
Balance at January 1, 2015	$864,568	$507,588	$223,014	$289,750	$1,884,920
Acquisitions	24,579	—	23,221	—	47,800
Foreign currency translation adjustment	—	1,091	(44)	(1,400)	(353)
Acquisition accounting adjustments	(15,365)	—	(1,312)	—	(16,677)
Balance at December 31, 2015	873,782	508,679	244,879	288,350	1,915,690
Acquisitions	—	—	4,893	—	4,893
Acquisition accounting adjustments	481	—	(13)	—	468
Foreign currency translation adjustments	(1,059)	—	715	—	(344)
Balance at June 30, 2016	$873,204	$508,679	$250,474	$288,350	$1,920,707

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of June 30, 2016
(Amounts in Thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$656,459	$(463,933)	$192,526
Technology & Patents	179,370	(104,087)	75,283
Trade names and trademarks (finite-lived)	103,555	(34,297)	69,258
Other intangible assets	23,222	(17,550)	5,672
Total	$962,606	$(619,867)	$342,739

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 31, 2015
	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$649,494	$(440,163)	$209,331
Technology & Patents	178,027	(96,774)	81,253
Trade names and trademarks (finite-lived)	103,398	(30,470)	72,928
Other intangible assets	22,725	(16,216)	6,509
Total	$953,644	$(583,623)	$370,021

Amortization expense for finite-lived intangible assets was $16.9 million and $16.4 million for the three months ended June 30, 2016 and 2015, respectively, and $33.3 million and $33.0 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for the intangible assets noted above for 2016 and the next five years is as follows:

2016	$ 64.7 million
2017	$ 55.0 million
2018	$ 48.7 million
2019	$ 42.7 million
2020	$ 36.0 million
2021	$ 28.2 million

The acquisition of Synrevoice on March 14, 2016 included other intangible assets consisting of client relationships ($5.3 million, with a 12-year life amortization period), technology ($0.9 million, with a 2-year amortization period), non-compete agreements ($0.2 million, with a 3-year amortization period), and a trademark ($0.1 million, with a 2-year amortization period).

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

(Amounts in thousands)	June 30, 2016	December 31, 2015
Accrued wages	$60,665	$55,799
Accrued phone	52,515	42,549
Accrued other taxes (non-income related)	35,863	39,267
Interest payable	28,020	36,440
Acquisition obligation for a net operating loss carryforward claim	4,670	5,536
Accrued employee benefit costs	3,622	3,970
Accrued lease expense	3,448	2,616
Outside commissions	2,132	1,673
Income taxes payable	1,688	—
Acquisition contingent consideration	1,103	2,075
Accrued licensing costs	693	2,418
Other current liabilities	33,448	26,891
	$227,867	$219,234

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. Long-term obligations consisted of the following as of:

	June 30,	December 31,
(Amounts in thousands)	2016	2015
Senior Secured Term Loans due 2018	$34,405	$1,813,250
Accounts Receivable Securitization Facility	75,000	—
Senior Secured Term Loans due 2019	78,814	336,875
Senior Secured A Term Loans due 2021	650,000	—
Senior Secured B Term Loans due 2021	260,000	250,000
4 3/4% Senior Secured Notes due 2021	400,000	—
5 3/8% Senior Notes due 2022	1,000,000	1,000,000
Senior Secured B Term Loans due 2023	870,000	—
Unamortized value of debt issuance costs (1)	(39,361)	(57,062)
Net carrying value	3,328,858	3,343,063
Less: current maturities	(37,918)	(24,375)
Long-term obligations, net of debt issuance costs	$3,290,940	$3,318,688

(1)	Includes the reclassification of debt issuance costs from “Other assets” as a result of the Company adopting ASU 2015-03. See Note 1.

Senior Secured Credit Facilities

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

On June 17, 2016 (the “Seventh Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into Amendment No. 7 to Amended and Restated Credit Agreement (the “Seventh Amendment”), amending the Credit Agreement.

The Seventh Amendment:

•

extended the maturity of a portion of the existing A-1 term loans (“2019 Maturity Term Loans”), which mature July 1, 2019, to June 17, 2021 by converting such existing A-1 term loans into A-2 term loans (the “2021 Maturity A Term Loans”);

•

extended the maturity of a portion of the existing B-10 term loans (the “2018 Maturity Term Loans”), which mature June 30, 2018, to June 17, 2023 by converting such existing B-10 term loans into B-12 term loans (the “2023 Maturity Term Loans”);

•

extended the maturity of a portion of the existing revolving credit commitments to June 17, 2021 (the “Extended Revolving Credit Commitments”), with non-extending revolving credit commitments being terminated as of the Seventh Amendment Effective Date;

•

provided for an increase of 2021 Maturity A Term Loans with incremental 2021 Maturity A Term Loans, which were added to and constitute a single class of term loans with the 2021 Maturity A Term Loans, such that the aggregate amount of 2021 Maturity A Term Loans (after giving effect to the incurrence of the incremental 2021 Maturity A Term Loans) is $650.0 million;

•

provided for an increase of 2023 Maturity Term Loans with incremental 2023 Maturity Term Loans, which were added to and constitute a single class of term loans with the 2023 Maturity Term Loans, such that the aggregate amount of 2023 Maturity Term Loans (after giving effect to the incurrence of the incremental 2023 Maturity Term Loans) is $870.0 million;

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

provided for an increase of Extended Revolving Credit Commitments with incremental revolving commitments, which constitute a single class of commitments with the Extended Revolving Credit Commitments and mature on June 17, 2021, such that the aggregate amount of Extended Revolving Credit Commitments (after giving effect to the incurrence of the incremental revolving commitments) is $300.0 million;

•	provided for new B-14 term loans (the “2021 Maturity B Term Loans”) in an aggregate amount of $260.0 million with a maturity date of June 17, 2021;
•

provided for annual amortization (payable in quarterly installments) in respect of the 2023 Maturity Term Loans in an amount equal to 1.0% of the original aggregate principal amount of the 2023 Maturity Term Loans outstanding on the Seventh Amendment Effective Date until the maturity date, at which point all remaining outstanding 2023 Maturity Term Loans shall become due and payable;

•

provided for annual amortization (payable in quarterly installments) in respect of the 2021 Maturity B Term Loans in an amount equal to 1.0% of the original aggregate principal amount of the 2021 Maturity B Term Loans outstanding on the Seventh Amendment Effective Date until the maturity date, at which point all remaining outstanding 2021 Maturity B Term Loans shall become due and payable;

•

provided for annual amortization (payable in quarterly installments and based on the original aggregate principal amount of the 2021 Maturity A Term Loans outstanding on the Seventh Amendment Effective Date) in respect of the 2021 Maturity A Term Loans payable at a 2.5% annual rate for the three fiscal quarters in the nine month period ending March 31, 2017, a 5.0% annual rate for the four fiscal quarters in the year ending March 31, 2018, a 7.5% annual rate for the four fiscal quarters in the year ending March 31, 2019, a 10.0% annual rate for the four fiscal quarters in the year ending March 31, 2020 and a 2.5% quarterly rate thereafter until the maturity date, at which point all remaining outstanding 2021 Maturity A Term Loans shall become due and payable;

•

provided for an interest rate margin applicable to the 2021 Maturity A Term Loans and Extended Revolving Credit Commitments that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.50%, as of June 30, 2016), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans (1.50%, as of June 30, 2016);

•

provided for an interest rate margin applicable to the 2023 Maturity Term Loans equal to 3.00% for LIBOR rate loans and 2.00% for base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans; and

•

provided for an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.75% for LIBOR rate loans, and 1.75% for base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2021 Maturity B Term Loans.

Proceeds of the 2021 Maturity A Term Loans, 2023 Maturity Term Loans and 2021 Maturity B Term Loans were used on the Seventh Amendment Effective Date, together with proceeds from the senior secured notes offering described below, to partially prepay existing non-extending 2019 Maturity Term Loans and existing non-extending 2018 Maturity Term Loans and to fully prepay existing non-extending B-11 term loans due 2021 (“B-11 Term Loans”).

In connection with the Seventh Amendment, we incurred refinancing expenses of approximately $20.2 million, which will be amortized into interest expense over the remaining life of the Senior Secured Credit Facilities. In addition, we recorded accelerated amortization of deferred financing costs of $33.9 million in connection with the terminated non-extended revolving credit commitments and Extended Revolving Credit Commitments, partial repayment of existing non-extending 2019 Maturity Term Loans and 2018 Maturity Term Loans and the prepayment in full of B-11 Term Loans.

During the six months ended June 30, 2016, in addition to the payments described above, we repaid $25.9 million on our 2018 Maturity Term Loans, based on an excess cash flow calculation provision in the Credit Agreement and a $75.0 million voluntary prepayment. Also, during the six months ended June 30, 2016, we repaid our scheduled amortization of $5.4 million and $0.6 million on the 2019 Maturity Term Loans and the B-11 Term Loans, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2021 Senior Secured Notes

On June 17, 2016, we issued $400.0 million aggregate principal amount of 4.750% senior secured notes that mature on July 15, 2021 (the “2021 Senior Secured Notes”).  The 2021 Senior Secured Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.  We used the net proceeds from the issue and the sale of the 2021 Senior Secured Notes, together with proceeds from the Seventh Amendment, to partially repay certain outstanding term loans under our Senior Secured Credit Facilities as described above.

At any time prior to July 15, 2018, we may redeem all or a part of the 2021 Senior Secured Notes at a redemption price equal to 100% of the principal amount of 2021 Senior Secured Notes redeemed plus the applicable premium (as defined in the indenture governing the 2021 Senior Secured Notes) as of, and accrued and unpaid interest, if any, to, the date of redemption, subject to the rights of holders of 2021 Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

On or after July 15, 2018, we may redeem the 2021 Senior Secured Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 2021 Senior Secured Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable date of redemption, subject to the right of holders of record of 2021 Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2018	102.375%
2019	101.188%
2020 and thereafter	100.000%

In connection with the 2021 Senior Secured Notes, we incurred refinancing expenses of approximately $6.0 million, which will be amortized into interest expense over the remaining life of the 2021 Senior Secured Notes.

Securitization Facility

At June 30, 2016 and December 31, 2015, the principal balance outstanding on the revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”) was $75.0 million and $0, respectively. We used the $75.0 million of proceeds from the Securitization Facility to prepay $75.0 million on the 2018 Maturity Term Loans. The highest outstanding balance during the six months ended June 30, 2016 and year ended December 31, 2015 was $75.0 million and $185.0 million, respectively.

At June 30, 2016, we were in compliance with our financial debt covenants.

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

The carrying amount of the trading securities of $62.3 million and $60.1 million at June 30, 2016 and December 31, 2015, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 2021 Senior Secured Notes, issued on June 17, 2016, based on market quotes, which we determined to be Level 2 inputs, at June 30, 2016 was approximately $399.0 million, compared to the carrying amount of $400.0 million. The fair value of our 2022 Senior Notes based on market quotes, which we determined to be Level 2 inputs, at June 30, 2016 and December 31, 2015 was approximately $932.5 million and $862.5 million, respectively, compared to the carrying amount of $1.0 billion.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at June 30, 2016 was approximately $1,161.0 million compared to the carrying amount of $1,164.4 million. The fair value of our senior secured term loan facilities at December 31, 2015 was approximately $2,033.2 million compared to the carrying amount of $2,063.3 million.

The fair value of our senior secured A term loans based on recent trading activity, which we determined to be Level 2 inputs, at June 30, 2016 was approximately $715.7 million compared to the carrying amount of $728.8 million. The fair value of our 2019 Maturity Term Loans at December 31, 2015, was approximately $323.4 million compared to the carrying amount of $336.9 million.

A Level 3 liability of $5.3 million and $5.6 million was recognized as of June 30, 2016 and December 31, 2015, respectively, for contingent consideration related to the acquisition of ClientTell (see Note 3). The liability was measured at fair value using a Monte Carlo simulation approach and was based on estimated revenues and the present value of related payments over the earn-out period.

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

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the six months ended June 30, 2016.

		Options Outstanding
	Stock or Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	5,868,283	2,280,030	$27.08
Options exercised	—	(29,475)	13.12
Options canceled or forfeited (2013 LTIP)	9,074	(9,074)	23.40
Options canceled or forfeited (2006 EIP)	—	(17,807)	33.27
Restricted stock granted	(625,389)	—	—
Restricted stock canceled	52,604	—	—
Balance at June 30, 2016	5,304,572	2,223,674	$27.23

At June 30, 2016, we expect that approximately 2.2 million options granted and outstanding will vest.

At June 30, 2016, the intrinsic value of options vested and exercisable was approximately $0.3 million. The aggregate intrinsic value of options outstanding at June 30, 2016 was approximately $0.3 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at June 30, 2016 was approximately $0.3 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at June 30, 2016:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	39,661	0.43	$13.12	39,661	$13.12
13.13 - 28.88	1,674,014	5.98	25.10	1,481,267	25.30
28.89 - 50.88	492,626	5.08	33.81	492,626	33.81
50.89 - 84.80	17,373	4.15	77.48	17,373	77.48
$0.00 - $84.80	2,223,674	5.67	$27.23	2,030,927	$27.57

No stock options have been awarded since April 1, 2014.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During the six months ended June 30, 2016, pursuant to agreements with our non-employee directors who are not affiliated with our former sponsors, we issued 17,889 shares of common stock with an aggregate fair value of approximately $400,000. These shares vest on the six-month anniversary of the date of grant in the case of initial awards and on the one-year anniversary for all other awards.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2016, we issued 408,000 restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $9.2 million and will be recognized over the remaining vesting period of approximately 3.7 years as of June 30, 2016.

During the six months ended June 30, 2016, we issued 199,500 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on March 1, 2016 and ends on February 28, 2019. The fair value of these awards at the date of grant was approximately $4.5 million and will be recognized over the remaining vesting period of approximately 2.7 years as of June 30, 2016.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. On January 28, 2016 the Board approved an amendment to the ESPP to increase the number of shares available under the ESPP by an additional 1.0 million shares of common stock. The amendment was approved by a vote of the stockholders at our May 17, 2016 annual meeting.  Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the six months ended June 30, 2016, 182,285 shares were issued under the ESPP. As of June 30, 2016, 739,681 shares had been issued under the ESPP since the plan’s inception.  For the three and six months ended June 30, 2016 and 2015, we recognized compensation expense for this plan of $0.3 million and $0.7 million, respectively.

Share-Based Compensation Expense

For the three and six months ended June 30, 2016, share-based compensation expense was $6.2 million and $13.8 million, respectively. For the three and six months ended June 30, 2015, share-based compensation expense was $6.0 million and $11.4 million, respectively.

At June 30, 2016 and 2015, there was approximately $0.7 million and $4.7 million, respectively, of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, which will be recognized over the remaining vesting period of approximately 1.3 years as of June 30, 2016.

At June 30, 2016 and 2015, there was approximately $45.5 million and $38.0 million, respectively, of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 2.6 years as of June 30, 2016.

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

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per common share-basic:
Continuing operations	$0.40	$0.59	$0.94	$1.17
Discontinued operations	—	—	—	0.38
Total earnings per common share-basic	$0.40	$0.59	$0.94	$1.55
Earnings per common share- diluted:
Continuing operations	$0.39	$0.58	$0.92	$1.14
Discontinued operations	—	—	—	0.37
Total earnings per common share-diluted	$0.39	$0.58	$0.92	$1.51
Weighted average number of shares outstanding:
Basic common	82,598	83,394	82,874	83,758
Dilutive impact of Equity Incentive Plans:
Common shares	1,683	2,198	1,551	2,162
Diluted common shares	84,281	85,592	84,425	85,920

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At June 30, 2016 and 2015, 2,177,738 and 579,995 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Activity within accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015, was for foreign currency translation of our foreign subsidiaries and is presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, April 1, 2016	$(69,563)
Foreign currency translation adjustment, net of tax of $4,779	(8,571)
BALANCE, June 30, 2016	$(78,134)

BALANCE, January 1, 2016	$(72,736)
Foreign currency translation adjustment, net of tax of $3,010	(5,398)
BALANCE, June 30, 2016	$(78,134)

Accumulated Other Comprehensive Loss
BALANCE, April 1, 2015	$(67,395)
Foreign currency translation adjustment, net of tax of $(4,762)	8,171
BALANCE, June 30, 2015	$(59,224)

BALANCE, January 1, 2015	$(37,506)
Foreign currency translation adjustment, net of tax of $12,371	(21,718)
BALANCE, June 30, 2015	$(59,224)

11.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services, and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services which includes conferencing and collaboration services, UCaaS solutions and telecom services;
•	Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services, 9-1-1 solutions for enterprises and database management;
•	Interactive Services, including proactive notifications and mobility, IVR self-service, cloud contact center and professional services; and
•	Specialized Agent Services which includes healthcare advocacy services, revenue generation services and cost management services.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Revenue:
Unified Communications Services	$370,158	$374,651	$732,871	$744,109
Safety Services	74,423	66,138	145,587	134,716
Interactive Services	73,232	63,628	144,961	126,095
Specialized Agent Services	67,495	68,566	135,873	135,644
Intersegment eliminations	(2,911)	(1,092)	(6,116)	(3,183)
Total	$582,397	$571,891	$1,153,176	$1,137,381
Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$20,671	$20,625	$41,607	$41,108
Safety Services	11,446	12,210	22,652	25,019
Interactive Services	9,350	7,282	18,325	14,436
Specialized Agent Services	7,440	6,625	14,818	13,099
Total	$48,907	$46,742	$97,402	$93,662
Operating Income:
Unified Communications Services	$88,762	$98,958	$177,830	$193,836
Safety Services	11,871	3,254	20,844	6,456
Interactive Services	5,958	6,630	11,766	12,204
Specialized Agent Services	2,906	8,992	7,424	17,527
Corporate other—unallocated	13,604	(1,401)	14,161	(2,897)
Total	$123,101	$116,433	$232,025	$227,126
Cash Capital Expenditures:
Unified Communications Services	$13,337	$12,341	$26,370	$32,240
Safety Services	11,764	6,387	22,482	12,304
Interactive Services	6,350	4,478	10,149	8,470
Specialized Agent Services	2,603	3,104	5,560	5,880
Corporate	3,453	2,247	9,303	5,970
Total	$37,507	$28,557	$73,864	$64,864

	As of June 30, 2016	As of December 31, 2015
Assets:
Unified Communications Services	$1,492,257	$1,525,890
Safety Services	771,599	786,447
Interactive Services	449,626	430,793
Specialized Agent Services	474,077	491,449
Corporate	359,042	302,966
Total from continuing operations	3,546,601	3,537,545
Assets held for sale	—	17,672
Total	$3,546,601	$3,555,217

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenues from non-U.S. countries were approximately 21% of consolidated revenue for both the three and six months ended June 30, 2016 and 2015.  Revenue from the United Kingdom accounted for 13% of consolidated revenue for both the three and six months ended June 30, 2016 and 12% of consolidated revenue for both the three and six months ended June 30, 2015. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to the legal entity that has the contractual obligation with the customer regardless of the customer’s location or the currency used for billing purposes. Geographic information by organizational region, is noted below:

	For the three months ended June 30,		For the six months ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Revenue:
Americas—United States	$459,330	$454,656	$911,760	$901,869
Europe, Middle East & Africa (EMEA)	81,430	77,250	160,825	155,227
Asia Pacific	36,473	37,800	71,129	72,311
Americas—Other	5,164	2,185	9,462	7,974
Total	$582,397	$571,891	$1,153,176	$1,137,381

	As of June 30, 2016	As of December 31, 2015
Long-Lived Assets:
Americas—United States	$2,567,467	$2,593,739
Europe, Middle East & Africa (EMEA)	185,955	195,203
Asia Pacific	19,697	21,151
Americas—Other	7,269	1,952
Total	$2,780,388	$2,812,045

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.1 million and ($1.5) million for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($1.0) million and ($0.2) million, respectively.

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (l) commercial disputes with customers or other business partners, which may involve assertion of a breach of the Company’s legal or contractual obligations to the customer or a claim for indemnification for third-party losses; and (2) other matters which may include issues such as employment related claims. The Company’s estimates of the range of reasonably possible losses in excess of any amounts accrued for such claims is $0 to $20 million for all of the matters described above. The estimated range of reasonably possible losses is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

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

13.SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$75,684	$86,314
Cash paid during the period for income taxes, net of refunds of $3,703 and $939	$23,939	$63,727
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$(4,849)	$(13,628)
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued dividends	$854	$602
Accrued deferred financing costs	$1,079	$—

14.	SUBSEQUENT EVENTS

On July 26, 2016, the Company entered into two interest rate swaps, a 1-month LIBOR swap and a 3-month LIBOR swap, both with a beginning notional value of $275.0 million and maturity date of July 17, 2021.  The 1-month LIBOR swap is effective July 29, 2016, with no amortization or variable interest rate floor.  The 3-month LIBOR swap is effective June 30, 2017, with 1% amortization per year and a 75 basis points LIBOR floor.

As required under ASC 815, Derivatives and Hedging, we will record the interest rate swaps on the balance sheet at fair value.  The interest rate swaps are considered cash flow hedges. We have elected to apply hedge accounting and believe the designated hedging relationship and terms of the interest rate swaps have satisfied the criteria necessary to apply hedge accounting.

The effective portion of changes in the fair value of the interest rate swaps will be recorded in Accumulated Other Comprehensive Loss and will be subsequently reclassified into earnings in the period that the hedged transactions affect earnings. The ineffective portion of the change in fair value of the interest rate swaps, if any, will be recognized in earnings.

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

Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. In 2015, we managed approximately 65 billion telephony minutes and approximately 167 million conference calls, facilitated approximately 290 million 9-1-1 calls and received or delivered over 6.5 billion multichannel messages. We believe our platforms provide scale and flexibility to handle greater transaction volume than our competitors, offer superior service and develop new offerings. Our technology-driven platforms allow us to provide a broad range of service offerings to our diverse client base.

Financial Operations Overview

Revenue

Services in Unified Communications Services are generally billed and revenue recognized, on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a “Per User Per Month” or network circuit basis. Telecom Services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

Safety Services revenue is generated primarily from monthly fees and recognized as billed, based on the number of billing telephone numbers or population and cell towers covered under contract. In addition, product sales that may include hardware, software, and professional services (installation, training and project management) are generally recognized when shipment of the hardware and software has occurred and for professional services when client acceptance of a fully functional system is received. Contracts for annual recurring services such as support and maintenance agreements and contracts where guaranteed minimums exist are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

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

Selling, General and Administrative Expenses

The principal component of our selling, general and administrative expenses (“SG&A”) is salary and benefits for our sales force, client support staff, technology and development personnel, senior management and other personnel involved in business support functions. SG&A also includes certain fixed telephone costs as well as other expenses that support the ongoing operation of our business, such as facilities costs, certain service contract costs, depreciation, maintenance and amortization of finite-lived intangible assets.

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

Factors Related to our Indebtedness. On June 17, 2016, we completed a partial refinancing of our outstanding indebtedness through an amendment to our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) and a private offering of $400 million aggregate principal amount of 4.75% senior secured notes due 2021.  The amendment to our Senior Secured Credit Facilities, among other things, established commitments for a new seven-year senior secured term loan B-12 facility in an aggregate principal amount of $870 million (the “2023 Maturity Term Loans”), a new five-year senior secured term loan A-2 facility in an aggregate principal amount of $650 million (the “2021 Maturity A Term Loans”), and a new five-year senior secured term loan B-14 facility in an aggregate principal amount of $260 million (the “2021 Maturity B Term Loans”). We used the proceeds of the new notes and new facilities, together with cash on hand, to repay $1,678 million of our existing term loan B-10 facility (the “2018 Maturity Term Loans”) and $252.6 million on the term A-1 facility (the “2019 Maturity Term Loans”) and to repay in full, $249.4 million on the term loan B-11 facility (“B-11 Term Loans”). In addition, the amendment provided for an extended senior secured revolving credit facility with a maturity date of June 17, 2021 in an aggregate amount of $300 million (the “Extended Revolving Credit Commitments”).

The refinancing and use of proceeds resulted in the following benefits:

•

we extended our weighted average length of maturity from 3.7 years to 5.75 years, while maintaining an attractively priced cost of capital, with a weighted average cost of debt of 4.10%, an increase from 3.90% as of March 31, 2016, excluding amortization of deferred financing fees and unused commitment fees; and

•	we increased our percentage of fixed rate debt from 30% to 42% of our total debt portfolio.

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

Overview of 2016 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the three and six months ended June 30, 2016. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue increased $10.5 million, or 1.8%, during the three months ended June 30, 2016 compared to revenue during the three months ended June 30, 2015.
•	Our revenue increased $15.8 million, or 1.4%, during the six months ended June 30, 2016 compared to revenue during the six months ended June 30, 2015.
•	Our operating income increased $6.7 million, or 5.7%, during the three months ended June 30, 2016 compared to operating income during the three months ended June 30, 2015.
•	Our operating income increased $4.9 million, or 2.2%, during the six months ended June 30, 2016 compared to operating income during the six months ended June 30, 2015.
•

On March 14, 2016, we completed the acquisition of substantially all of the assets of Synrevoice, a provider of messaging and notification services to the K-12 education and commercial markets in North America. The purchase price was approximately $9.3 million and was funded with cash on hand. This business is included in the Interactive Services reportable segment.

•

On June 17, 2016, we amended our Senior Secured Credit Facilities and completed a private offering of $400 million aggregate principal amount of 4.75% senior secured notes due 2021.  The proceeds from the amendment and new notes were used to repay $1,678 million of our 2018 Maturity Term Loans and $252.6 million of our 2019 Maturity Term Loans and to repay in full, $249.4 million of our B-11 Term Loans. In addition, the amendment to the credit agreement provided for an extended senior secured revolving credit facility with a maturity date of June 17, 2021 in an aggregate amount of $300 million.  In connection with these refinancing activities we recorded $35.2 million of accelerated amortization of deferred financing costs.

•

On June 21, 2016, we completed the sale of land, buildings and improvements which were previously classified as held for sale for $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million.  We also entered into a twelve year leaseback agreement for one of the buildings.  This lease is classified as an operating lease and the related $6.1 million gain, included in the $19.0 million realized gain, is being deferred and will be recognized over the lease term.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue: The tables below summarize the changes in our revenue for the three and six months ended June 30, 2016 compared to the revenue for the three and six months ended June 30, 2015.

	Amounts in millions	Contribution to Growth %
Revenue for the three months ended June 30, 2015	$571.9
Revenue from acquired entities	7.1	1.2%
Estimated impact of foreign exchange rates	(2.4)	(0.4)%
Revenue from previously disclosed lost client	(16.0)	(2.8)%
Adjusted organic growth, net	21.8	3.8%
Revenue for the three months ended June 30, 2016	$582.4	1.8%

Total revenue for the three months ended June 30, 2016 increased approximately $10.5 million, or 1.8%, to $582.4 million from $571.9 million for the three months ended June 30, 2015. This increase included revenue of $7.1 million from the acquisitions of Synrevoice, ClientTell, Magnetic North and SharpSchool.

The loss of a previously disclosed large Telecom Services client negatively impacted our revenue growth by approximately $16.0 million during the quarter.

Foreign exchange rates had a negative impact of approximately $2.4 million on our revenue for the three months ended June 30, 2016 when comparing the foreign exchange rates in place during this quarter to those in place during the three months ended June 30, 2015.

Adjusted organic growth is a non-GAAP measure that excludes revenue from acquired entities, revenue from previously disclosed lost clients and the estimated impact of foreign currency exchange rates.  We believe adjusted organic revenue growth provides a useful measure of growth in our ongoing business.

	Amounts in millions	Contribution to Growth %
Revenue for the six months ended June 30, 2015	$1,137.4
Revenue from acquired entities	14.4	1.3%
Estimated impact of foreign exchange rates	(6.1)	(0.5)%
Revenue from two previously disclosed lost clients	(34.2)	(3.0)%
Adjusted organic growth, net	41.7	3.7%
Revenue for the six months ended June 30, 2016	$1,153.2	1.4%

Total revenue for the six months ended June 30, 2016 increased approximately $15.8 million, or 1.4%, to $1,153.2 million from $1,137.4 million for the six months ended June 30, 2015. This increase included revenue of $14.4 million from the acquisitions of Synrevoice, ClientTell, Magnetic North, and SharpSchool.

The loss of two previously disclosed large clients negatively impacted our revenue growth by approximately $34.2 million.

Foreign exchange rates had a negative impact of approximately $6.1 million on our revenue for the six months ended June 30, 2016 when comparing the foreign exchange rates in place during this quarter to those in place during the six months ended June 30, 2015.

Revenue by reportable segment:

	For the three months ended June 30,
	2016	% of Total Revenue	2015	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$370,158	63.5%	$374,651	65.5%	$(4,493)	-1.2%
Safety Services	74,423	12.8%	66,138	11.6%	8,285	12.5%
Interactive Services	73,232	12.6%	63,628	11.1%	9,604	15.1%
Specialized Agent Services	67,495	11.6%	68,566	12.0%	(1,071)	-1.6%
Intersegment eliminations	(2,911)	-0.5%	(1,092)	-0.2%	(1,819)	NM
Total	$582,397	100.0%	$571,891	100.0%	$10,506	1.8%

NM—Not Meaningful

During the three months ended June 30, 2016, Unified Communications Services revenue decreased $4.5 million, or 1.2%, to $370.2 million from $374.7 million for the three months ended June 30, 2015. Negative impacts of foreign exchange rates of approximately $2.4 million and the large Telecom Services client loss of $16.0 million were partially offset by revenue from new sales, client volume growth and revenue of $2.2 million from the acquisition of Magnetic North. Adjusted organic growth for Unified Communications Services was 3.1% for the three months ended June 30, 2016.

The volume of minutes used for our reservationless conferencing services, which accounts for just over half of the Unified Communications Services revenue, grew approximately 3.4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, while the average rate per minute for reservationless services declined by approximately 5.6%. Using constant currency foreign exchange rates, our average rate per minute for reservationless conferencing services declined by approximately 4.7% for the three months ended June 30, 2016.

During the three months ended June 30, 2016, Safety Services revenue increased $8.3 million, or 12.5%, to $74.4 million from $66.1 million for the three months ended June 30, 2015. The increase was primarily due to sales to customers adopting new technologies and higher equipment sales, which can fluctuate quarter to quarter, partially offset by price compression.

During the three months ended June 30, 2016, Interactive Services revenue increased $9.6 million, or 15.1%, to $73.2 million from $63.6 million for the three months ended June 30, 2015. The acquisitions of Synrevoice, ClientTell and SharpSchool contributed $4.9 million of the increase in revenue. The remaining increase was primarily due to new clients and increased volumes from existing clients, largely in the education market, partially offset by price compression.

During the three months ended June 30, 2016, Specialized Agent Services revenue decreased $1.1 million, or 1.6%, to $67.5 million from $68.6 million for the three months ended June 30, 2015. This decrease in revenue was primarily due to expected customer churn, delayed program implementations due to challenging labor markets in our revenue generation services and slower than historical recoveries from our cost management services. The decrease in revenue in the revenue generation and cost management businesses was partially offset by double-digit revenue growth in our healthcare advocacy services due to increased volume as well as expanded product offerings.

During the three months ended June 30, 2016, international revenue was $123.1 million, an increase of 5.0% over the three months ended June 30, 2015. Excluding acquisitions, the percentage increase in international revenue was 1.4%. Using constant currency foreign exchange rates, international revenue would have increased 7.1% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

During the three months ended June 30, 2016 and 2015, our largest 100 clients accounted for approximately 41% and 48% of our total revenue, respectively. In each of these periods, no client accounted for more than 10% of our aggregate revenue.

	For the six months ended June 30,
	2016	% of Total Revenue	2015	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$732,871	63.5%	$744,109	65.4%	$(11,238)	-1.5%
Safety Services	145,587	12.6%	134,716	11.8%	10,871	8.1%
Interactive Services	144,961	12.6%	126,095	11.1%	18,866	15.0%
Specialized Agent Services	135,873	11.8%	135,644	11.9%	229	0.2%
Intersegment eliminations	(6,116)	-0.5%	(3,183)	-0.3%	(2,933)	NM
Total	$1,153,176	100.0%	$1,137,381	100.0%	$15,795	1.4%

NM—Not Meaningful

During the six months ended June 30, 2016, Unified Communications Services revenue decreased $11.2 million, or 1.5%, to $732.9 million from $744.1 million for the six months ended June 30, 2015. Negative impacts of foreign exchange rates of approximately $6.1 million and the two large client losses of $34.2 million were partially offset by revenue from new sales, client volume growth and revenue of $4.4 million from the acquisition of Magnetic North. Adjusted organic growth for Unified Communications Services was 3.3% for the six months ended June 30, 2016.

The volume of minutes used for our reservationless conferencing services, which accounts for just over half of the Unified Communications Services revenue, grew approximately 3.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, while the average rate per minute for reservationless services declined by approximately 5.7%. Adjusting for the impact of the loss of a large conferencing client, the volume of minutes used for our reservationless conferencing services grew by approximately 3.9% and our average rate per minute for reservationless conferencing services declined by approximately 5.1% for the six months ended June 30, 2016.

During the six months ended June 30, 2016, Safety Services revenue increased $10.9 million, or 8.1%, to $145.6 million from $134.7 million for the six months ended June 30, 2015. The increase was primarily due to sales to customers adopting new technologies and higher equipment sales, which can fluctuate period to period, partially offset by price compression.

During the six months ended June 30, 2016, Interactive Services revenue increased $18.9 million, or 15.0%, to $145.0 million from $126.1 million for the six months ended June 30, 2015. The acquisitions of Synrevoice, ClientTell and SharpSchool contributed $10.0 million of the increase in revenue. The remaining increase was primarily due to new clients as well as increased volumes from existing clients, largely in the education and healthcare markets, partially offset by price compression.

During the six months ended June 30, 2016, Specialized Agent Services revenue increased $0.2 million, or 0.2%, to $135.9 million from $135.6 million for the six months ended June 30, 2015. The increase in revenue is primarily the result of double-digit revenue growth in our healthcare advocacy services due to increased volume as well as expanded product offerings. This increase in revenue was partially offset by customer churn, delayed program implementations due to challenging labor markets in our revenue generation services and slower than historical recoveries from our cost management services.

During the six months ended June 30, 2016, international revenue was $241.4 million, an increase of 2.5% over the six months ended June 30, 2015. Excluding acquisitions, the percentage decrease in international revenue was 1.1%. Using constant currency foreign exchange rates, international revenue would have increased 5.1% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, our largest 100 clients accounted for approximately 42% and 45% of our total revenue, respectively. In each of these periods, no client accounted for more than 10% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $4.2 million, or 1.7%, in the three months ended June 30, 2016, to $249.4 million, from $245.3 million for the three months ended June 30, 2015. The increase in cost of services during the three months ended June 30, 2016 included $1.3 million from the acquisitions completed in 2016 and 2015. The remaining net increase of $2.9 million was primarily driven by increased service volume which was partially offset by cost savings initiatives. As a percentage of revenue, cost of services decreased to 42.8% for the three months ended June 30, 2016, from 42.9% for the three months ended June 30, 2015.

Cost of Services by reportable segment:

	For the three months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$173,651	46.9%	$173,127	46.2%	$524	0.3%
Safety Services	26,689	35.9%	26,678	40.3%	11	0.0%
Interactive Services	16,918	23.1%	13,569	21.3%	3,349	24.7%
Specialized Agent Services	33,760	50.0%	32,462	47.3%	1,298	4.0%
Intersegment eliminations	(1,592)	NM	(570)	NM	(1,022)	179.3%
Total	$249,426	42.8%	$245,266	42.9%	$4,160	1.7%

NM—Not Meaningful

During the three months ended June 30, 2016, Unified Communications Services cost of services increased $0.5 million, or 0.3%, to $173.7 million from $173.1 million for the three months ended June 30, 2015. Using constant currency foreign exchange rates, cost of services for the three months ended June 30, 2016 would have been approximately $1.8 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the three months ended June 30, 2016 increased to 46.9% from 46.2% for the three months ended June 30, 2015. The increase in cost of services as a percentage of revenue was due primarily to the loss of a large telecom services customer which had an above average gross margin, product mix and price compression for reservationless conferencing services.

During the three months ended June 30, 2016, Safety Services cost of services increased less than $0.1 million from $26.7 million for the three months ended June 30, 2015. Cost savings initiatives offset the expense increases in telecom expenses associated with new technologies and volume related increases. As a percentage of revenue, Safety Services cost of services during the three months ended June 30, 2016 decreased to 35.9% from 40.3% for the three months ended June 30, 2015 due to product mix.

During the three months ended June 30, 2016, Interactive Services cost of services increased $3.3 million, or 24.7%, to $16.9 million from $13.6 million for the three months ended June 30, 2015. The increase in cost of services included $0.9 million from acquisitions made in 2016 and 2015. As a percentage of revenue, Interactive Services cost of services during the three months ended June 30, 2016 increased to 23.1% from 21.3% for the three months ended June 30, 2015. The increase in cost of services as a percentage of revenue is due primarily to product mix.

During the three months ended June 30, 2016, Specialized Agent Services cost of services increased $1.3 million, or 4.0%, to $33.8 million from $32.5 million for the three months ended June 30, 2015. The increase in cost of services was primarily due to increased labor rates. As a percentage of revenue, Specialized Agent Services cost of services during the three months ended June 30, 2016 increased to 50.0% from 47.3% for the three months ended June 30, 2015. The increase in cost of services as a percentage of revenue is due to increased labor rates and product mix.

Cost of services increased approximately $5.5 million, or 1.1%, in the six months ended June 30, 2016, to $490.4 million, from $485.0 million for the six months ended June 30, 2015. The increase in cost of services during the six months ended June 30, 2016 included $2.3 million from the acquisitions completed in 2016 and 2015. The remaining net increase of $3.2 million was primarily driven by increased service volume, which was partially offset by cost savings initiatives. As a percentage of revenue, cost of services decreased to 42.5% for the six months ended June 30, 2016, from 42.6% for the six months ended June 30, 2015.

	For the six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$339,847	46.4%	$341,442	45.9%	$(1,595)	-0.5%
Safety Services	54,004	37.1%	53,183	39.5%	821	1.5%
Interactive Services	33,070	22.8%	27,231	21.6%	5,839	21.4%
Specialized Agent Services	66,911	49.2%	64,033	47.2%	2,878	4.5%
Intersegment eliminations	(3,394)	NM	(922)	NM	(2,472)	268.1%
Total	$490,438	42.5%	$484,967	42.6%	$5,471	1.1%

NM—Not Meaningful

During the six months ended June 30, 2016, Unified Communications Services cost of services decreased $1.6 million, or 0.5%, to $339.8 million from $341.4 million for the six months ended June 30, 2015. Using constant currency foreign exchange rates, cost of services for the six months ended June 30, 2016 would have been approximately $3.8 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the six months ended June 30, 2016 increased to 46.4% from 45.9% for the six months ended June 30, 2015. The increase in cost of services as a percentage of revenue was due primarily to the loss of a large telecom services customer which had an above average gross margin and the loss of a large conferencing customer, product mix and price compression for reservationless conferencing services.

During the six months ended June 30, 2016, Safety Services cost of services increased $0.8 million, or 1.5%, to $54.0 million from $53.2 million for the six months ended June 30, 2015. The increase in cost of services was primarily due to volume increases and an increase in telecom expenses associated with new technologies, partially offset by cost savings initiatives. As a percentage of revenue, Safety Services cost of services during the six months ended June 30, 2016 decreased to 37.1% from 39.5% for the six months ended June 30, 2015 due to product mix.

During the six months ended June 30, 2016, Interactive Services cost of services increased $5.8 million, or 21.4%, to $33.1 million from $27.2 million for the six months ended June 30, 2015. The increase in cost of services included $1.5 million from acquisitions made in 2016 and 2015. As a percentage of revenue, Interactive Services cost of services during the six months ended June 30, 2016 increased to 22.8% from 21.6% for the six months ended June 30, 2015. The increase in cost of services as a percentage of revenue is due primarily to product mix.

During the six months ended June 30, 2016, Specialized Agent Services cost of services increased $2.9 million, or 4.5%, to $66.9 million from $64.0 million for the six months ended June 30, 2015. The increase in cost of services was primarily due to increased labor rates. As a percentage of revenue, Specialized Agent Services cost of services during the six months ended June 30, 2016 increased to 49.2% from 47.2% for the six months ended June 30, 2015. The increase in cost of services as a percentage of revenue is due to increased labor rates and product mix.

SG&A expenses: SG&A expenses decreased by approximately $0.3 million, or 0.2%, to $209.9 million for the three months ended June 30, 2016 from $210.2 million for the three months ended June 30, 2015. The decrease in SG&A expenses during the three months ended June 30, 2016 included a $12.8 million gain on the sale of buildings that were previously occupied by the businesses we divested in 2015.  Partially offsetting this reduction in SG&A expenses were $7.5 million from the acquisitions completed in 2016 and 2015, an increase in labor rates and an increase of $1.4 million in severance expenses. The $7.5 million of SG&A from acquired entities includes $2.4 million of amortization of acquired intangible assets. As a percentage of revenue, SG&A expenses decreased to 36.0% for the three months ended June 30, 2016 from 36.8% for the three months ended June 30, 2015.

SG&A expenses by reportable segment:

	For the three months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$107,745	29.1%	$102,566	27.4%	$5,179	5.0%
Safety Services	35,863	48.2%	36,206	54.7%	(343)	-0.9%
Interactive Services	50,356	68.8%	43,429	68.3%	6,927	16.0%
Specialized Agent Services	30,829	45.7%	27,112	39.5%	3,717	13.7%
Corporate other - unallocated	(13,604)	NM	1,401	NM	(15,005)	NM
Intersegment eliminations	(1,319)	NM	(522)	NM	(797)	NM
Total	$209,870	36.0%	$210,192	36.8%	$(322)	-0.2%

NM—Not Meaningful

During the three months ended June 30, 2016, Unified Communications Services SG&A expenses increased $5.2 million, or 5.0%, to $107.7 million from $102.6 million for the three months ended June 30, 2015. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the three months ended June 30, 2016 would have been approximately $2.9 million higher. The increase was primarily due to increased expenses to support growth in the UCaaS market and $2.6 million from the acquisition of Magnetic North, partially offset by cost savings initiatives. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the three months ended June 30, 2016 increased to 29.1% compared to 27.4% for the three months ended June 30, 2015.

During the three months ended June 30, 2016, Safety Services SG&A expenses decreased $0.3 million, or 0.9%, to $35.9 million from $36.2 million for the three months ended June 30, 2015. The decrease in SG&A expenses during the three months ended June 30, 2016, was due primarily to lower amortization expense and the results of cost savings initiatives. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the three months ended June 30, 2016 decreased to 48.2% compared to 54.7% for the three months ended June 30, 2015.

During the three months ended June 30, 2016, Interactive Services SG&A expenses increased $6.9 million, or 16.0%, to $50.4 million from $43.4 million for the three months ended June 30, 2015. The increase in SG&A expenses during the three months ended June 30, 2016 included $4.9 million from acquisitions made in 2016 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the three months ended June 30, 2016, increased to 68.8% compared to 68.3% for the three months ended June 30, 2015.

During the three months ended June 30, 2016, Specialized Agent Services SG&A expenses increased $3.7 million, or 13.7%, to $30.8 million from $27.1 million for the three months ended June 30, 2015. This increase in SG&A expense was driven by increased labor rates and severance costs and costs of product enhancements to accelerate revenue growth. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the three months ended June 30, 2016 increased to 45.7% compared to 39.5% for the three months ended June 30, 2015.

During the three months ended June 30, 2016, Corporate other unallocated SG&A expenses consisted of the $12.8 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015, $1.8 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $1.1 million of mark-to-market gains on investments in our non-qualified retirement plans. During the three months ended June 30, 2015, there were $1.6 million of unallocated foreign currency losses. In addition, the three months ended June 30, 2015 included $0.2 million of mark-to-market losses on investments in our non-qualified retirement plans. These mark-to-market losses result in a decrease in SG&A and a corresponding decrease in other non-operating income. All other corporate expenses are allocated to our four reportable segments.

SG&A expenses increased by approximately $5.4 million, or 1.3%, to $430.7 million for the six months ended June 30, 2016 from $425.3 million for the six months ended June 30, 2015. The increase in SG&A expenses during the six months ended June 30, 2016 included $14.5 million from the acquisitions completed in 2016 and 2015. The $14.5 million of SG&A from acquired entities includes $4.7 million of amortization of acquired intangible assets. Share-based compensation contributed $2.4 million to the increase in SG&A due to annual restricted stock awards made in September 2015 and March 2016. Increased labor rates and severance costs also contributed to the increase in SG&A expenses. These increases in SG&A expenses were partially offset by the $12.8 million gain on the sale of buildings that were previously occupied by the businesses we divested in 2015. As a percentage of revenue, SG&A expenses were 37.4% for the six months ended June 30, 2016 and the six months ended June 30, 2015.

	For the six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$215,194	29.4%	$208,831	28.1%	$6,363	3.0%
Safety Services	70,739	48.6%	75,077	55.7%	(4,338)	-5.8%
Interactive Services	100,125	69.1%	86,660	68.7%	13,465	15.5%
Specialized Agent Services	61,538	45.3%	54,084	39.9%	7,454	13.8%
Corporate other - unallocated	(14,161)	NM	2,897	NM	(17,058)	NM
Intersegment eliminations	(2,722)	NM	(2,261)	NM	(461)	NM
Total	$430,713	37.4%	$425,288	37.4%	$5,425	1.3%

NM—Not Meaningful

During the six months ended June 30, 2016, Unified Communications Services SG&A expenses increased $6.4 million, or 3.0%, to $215.2 million from $208.8 million for the six months ended June 30, 2015. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the six months ended June 30, 2016 would have been approximately $5.1 million higher. The increase was primarily due to increased expenses to support growth in the UCaaS market and $5.1 million from the acquisition of Magnetic North, partially offset by cost savings initiatives. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the six months ended June 30, 2016 increased to 29.4% compared to 28.1% for the six months ended June 30, 2015.

During the six months ended June 30, 2016, Safety Services SG&A expenses decreased $4.3 million, or 5.8%, to $70.7 million from $75.1 million for the six months ended June 30, 2015. The decrease in SG&A expenses during the six months ended June 30, 2016, was due primarily to lower amortization expense and the results of cost savings initiatives. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the six months ended June 30, 2016 decreased to 48.6% compared to 55.7% for the six months ended June 30, 2015.

During the six months ended June 30, 2016, Interactive Services SG&A expenses increased $13.5 million, or 15.5%, to $100.1 million from $86.7 million for the six months ended June 30, 2015. The increase in SG&A expenses during the six months ended June 30, 2016 included $9.5 million from acquisitions made in 2016 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the six months ended June 30, 2016, increased to 69.1% compared to 68.7% for the six months ended June 30, 2015.

During the six months ended June 30, 2016, Specialized Agent Services SG&A expenses increased $7.5 million, or 13.8%, to $61.5 million from $54.1 million for the six months ended June 30, 2015. This increase in SG&A expense was driven by the need for additional resources that were previously shared with the agent businesses we divested on March 3, 2015, increased labor rates and severance costs and costs of product enhancements to accelerate revenue growth. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the six months ended June 30, 2016 increased to 45.3% compared to 39.9% for the six months ended June 30, 2015.

During the six months ended June 30, 2016, Corporate other unallocated SG&A expenses consisted of the $12.8 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015, $2.4 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $1.1 million of mark-to-market gains on investments in our non-qualified retirement plans. During the six months ended June 30, 2015, there were $1.8 million of unallocated foreign currency losses. In addition, the six months ended June 30, 2015 included $1.1 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains result in an increase in SG&A and a corresponding increase in other non-operating income. All other corporate expenses are allocated to our four reportable segments.

Operating income: Operating income increased $6.7 million, or 5.7%, to $123.1 million for the three months ended June 30, 2016 from $116.4 million for the three months ended June 30, 2015. As a percentage of revenue, operating income increased to 21.1% for the three months ended June 30, 2016 from 20.4% for the three months ended June 30, 2015. The increase in operating margin is primarily due to the sale of the buildings previously discussed and cost savings initiatives, partially offset by revenue mix and the higher than average operating margin associated with the lost telecom services customer.

Operating income by reportable segment:

	For the three months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$88,762	24.0%	$98,958	26.4%	$(10,196)	-10.3%
Safety Services	11,871	16.0%	3,254	4.9%	8,617	264.8%
Interactive Services	5,958	8.1%	6,630	10.4%	(672)	-10.1%
Specialized Agent Services	2,906	4.3%	8,992	13.1%	(6,086)	-67.7%
Corporate other unallocated	13,604	NM	(1,401)	NM	15,005	NM
Total	$123,101	21.1%	$116,433	20.4%	$6,668	5.7%

NM—Not Meaningful

Operating income increased $4.9 million, or 2.2%, to $232.0 million for the six months ended June 30, 2016 from $227.1 million for the six months ended June 30, 2015. As a percentage of revenue, operating income increased to 20.1% for the six months ended June 30, 2016 from 20.0% for the six months ended June 30, 2015. The increase in operating margin is primarily due to the sale of the buildings, partially offset by revenue mix and the higher than average operating margin associated with the lost telecom services client.

	For the six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$177,830	24.3%	$193,836	26.0%	$(16,006)	-8.3%
Safety Services	20,844	14.3%	6,456	4.8%	14,388	222.9%
Interactive Services	11,766	8.1%	12,204	9.7%	(438)	-3.6%
Specialized Agent Services	7,424	5.5%	17,527	12.9%	(10,103)	-57.6%
Corporate other unallocated	14,161	NM	(2,897)	NM	17,058	NM
Total	$232,025	20.1%	$227,126	20.0%	$4,899	2.2%

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

Other expense for the three months ended June 30, 2016 was $71.7 million compared to $38.5 million for the three months ended June 30, 2015. Other expense for the six months ended June 30, 2016 was $111.3 million compared to $73.5 million for the six months ended June 30, 2015.  Other expense for the three and six months ended June 30, 2016 included $35.2 million of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments. Interest expense for the three and six months ended June 30, 2016 was $37.7 million and $76.5 million, respectively, compared to $38.6 million and $77.5 million, respectively, for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016, we recognized losses of $0.7 million and $3.3 million, respectively, on affiliate transactions denominated in foreign currencies.  During the three and six months ended June 30, 2015, we recognized gains of $0.1 million and $1.5 million, respectively, on affiliate transactions denominated in foreign currencies.

During the three and six months ended June 30, 2016, we recognized a gain of $1.1 million, in marking the investments in our non-qualified retirement plans to market. During the three and six months ended June 30, 2015 we recognized a loss of $0.2 million and a gain of $1.1 million, respectively, in marking the investments in our non-qualified retirement plans to market. Mark-to-market gains or losses, recognized in other income, on the investments in our non-qualified retirement plans are offset by additional or reduced compensation expense related to the non-qualified retirement plans that is recorded in Corporate other unallocated SG&A expense.

During the three and six months ended June 30, 2016, revenue from transition service agreements, net of transition service expenses, and related rental income associated with the divestiture of several of our agent-based businesses in the first quarter of 2015 was $0.7 million and $2.3 million, respectively. During the three and six months ended June 30, 2015, expense from transition service agreements, net of transition service revenue, and related rental income was $0.2 million and $0.1 million, respectively.

Income from continuing operations: Our income from continuing operations decreased $16.2 million for the three months ended June 30, 2016 to $33.0 million from $49.2 million for the three months ended June 30, 2015. The decrease in income from continuing operations was driven primarily by $35.2 million of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments. This decrease was partially offset by the $12.8 million gain recognized on the sale of buildings. The net impact on income from continuing operations from the accelerated amortization and sale of the buildings was a reduction of $14.3 million. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.8% for the three months ended June 30, 2016 compared to 36.8% for the three months ended June 30, 2015.

Our income from continuing operations decreased $20.3 million for the six months ended June 30, 2016 to $77.5 million from $97.9 million for the six months ended June 30, 2015. The net impact on income from continuing operations from the accelerated amortization and sale of the buildings was a reduction of $14.3 million. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.8% for the six months ended June 30, 2016 compared to 36.3% for the six months ended June 30, 2015.

Earnings per common share from continuing operations: Earnings per common share-basic and diluted from continuing operations for the three months ended June 30, 2016 were $0.40 and $0.39, respectively. Earnings per common share-basic and diluted from continuing operations for the three months ended June 30, 2015 were $0.59 and $0.58, respectively. Earnings per common share-

basic and diluted from continuing operations for the six months ended June 30, 2016 were $0.94 and $0.92, respectively. Earnings per common share-basic and diluted from continuing operations for the six months ended June 30, 2015 were $1.17 and $1.14, respectively.

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

The Company’s Board of Directors has approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of its outstanding common stock of which $53.0 million remains unused. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. The Company expects to fund the program using its cash on hand and cash generated from operations. The program may be suspended or discontinued at any time without prior notice.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and quarterly dividends, repurchase common stock and repay principal on debt.

The following table summarizes our net cash flows by category from continuing operations for the periods presented:

	For the six months ended June 30,
(Amounts in thousands)	2016	2015	Change	% Change
Net cash flows from continuing operating activities	$197,485	$156,524	$40,961	26.2%
Net cash flows used in continuing investing activities	$(42,584)	$(83,721)	$41,137	-49.1%
Net cash flows used in continuing financing activities	$(112,546)	$(290,742)	$178,196	-61.3%

Net cash flows from continuing operating activities increased $41.0 million, or 26.2%, to $197.5 million for the six months ended June 30, 2016 compared to net cash flows from continuing operating activities of $156.5 million for the six months ended June 30, 2015. The increase in net cash flows from continuing operations is primarily due to lower income tax and interest payments compared to last year.  Last year’s tax payments were impacted by the gain on the divestiture of our agent-based businesses, while 2016 tax payments are reduced further due to accelerated amortization expense associated with the debt refinancing and an overpayment of 2015 tax being applied to 2016.  These improvements in cash flows from continuing operations were partially offset by a decrease in income from continuing operations and the timing of payments to vendors and a one day increase in the days sales outstanding (“DSO”). DSO, a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 61 days at June 30, 2016, compared to 60 days at June 30, 2015. The increase in DSO of approximately one day decreased our net cash flows from continuing operating activities by approximately $6.4 million.

Net cash flows used in continuing investing activities decreased $41.1 million to $42.6 million for the six months ended June 30, 2016 compared to net cash flows used in continuing investing activities of $83.7 million for the six months ended June 30, 2015. The primary cause of this reduction in net cash flows used in continuing investing activities was the $38.4 million net proceeds we received in connection with the sale of buildings previously occupied by the businesses we divested in 2015. During the six months ended June 30, 2016, cash used for capital expenditures, primarily for the purchase of software and computer equipment for product enhancements and new contracts or clients, was $73.9 million compared to $64.9 million for the six months ended June 30, 2015. Net cash flows used for business acquisitions during the six months ended June 30, 2016 was $7.6 million less than the six months ended June 30, 2015. The timing of cash collections on behalf of certain Specialized Agent Services Cost Management clients and the subsequent remittance of cash to those clients resulted in a $4.2 million increase in other cash flows from investing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Net cash flows used in continuing financing activities decreased $178.2 million to $112.5 million for the six months ended June 30, 2016 compared to net cash flows used in continuing financing activities of $290.7 million for the six months ended June 30, 2015. The decrease in cash used for continuing financing activities is primarily due to reduced repayments, net of proceeds, on our various credits facilities during the six months ended June 30, 2016 of $169.3 million compared to the six months ended June 30, 2015.  The reduction in repayments is primarily due to the repayment of $185.0 million on our Securitization Facility during the six months ended June 30, 2015. In connection with our refinancing during the six months ended June 30, 2016 we paid $25.3 million of deferred financing and other debt-related costs. During the six months ended June 30, 2016, we completed the repurchase of one million shares of our common stock in the open market for an aggregate purchase price of approximately $22.0 million. During the six months ended June 30, 2015, we completed the repurchase of two million shares of common stock in two private transactions for an aggregate purchase price of approximately $60.0 million.

As of June 30, 2016, the amount of cash and cash equivalents held by our foreign subsidiaries was $76.8 million. We have accrued U.S. taxes on $185.3 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $231 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we presently intend to pay a quarterly cash dividend at a rate equal to approximately $19.0 million per quarter (or an annual rate of $76.0 million). Based on approximately 84.5 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On August 1, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable on September 1, 2016 to stockholders of record as of the close of business on August 22, 2016.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Long-term Obligations

Our long-term obligations are comprised of the following:

(i)	Senior Secured Credit Facilities;
(ii)	5.375 percent notes due 2022 (the “2022 Senior Notes”) issued under an indenture;
(iii)	4.75 percent notes due 2021 (the “2021 Senior Secured Notes”) issued under an indenture; and
(iv)	the Securitization Facility.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facilities

Term Loans

We have five tranches of term loans outstanding under our Senior Secured Credit Facilities: the 2018 Maturity Term Loans, the 2019 Maturity Term Loans, the 2021 Maturity A Term Loans, the 2021 Maturity B Term Loans and the 2023 Maturity Term Loans.  As of June 30, 2016, we had outstanding approximately $34.4 million of 2018 Maturity Term Loans, $78.8 million of 2019 Maturity Term Loans, $650 million of 2021 Maturity A Term Loans, $260.0 million of 2021 Maturity B Term Loans and $870.0 million of 2023 Maturity Term Loans.

On June 17, 2016 (the “Seventh Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into Amendment No. 7 to Amended and Restated Credit Agreement (the “Seventh Amendment”), amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among the Company, Wells Fargo, as administrative agent, and the various lenders and other parties party thereto from time to time

(as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013, Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, and, as further amended by the Seventh Amendment, the “Credit Agreement”).

With respect to our term loans, the Seventh Amendment:

•	extended the maturity of a portion of the 2019 Maturity Term Loans, which mature July 1, 2019, to June 17, 2021 by converting such existing term loans into 2021 Maturity A Term Loans;
•	extended the maturity of a portion of the 2018 Maturity Term Loans, which mature June 30, 2018, to June 17, 2023 by converting such existing term loans into 2023 Maturity Term Loans;
•

provided for an increase of 2021 Maturity A Term Loans with incremental 2021 Maturity A Term Loans, which were added to and constitute a single class of term loans with the 2021 Maturity A Term Loans, such that the aggregate amount of 2021 Maturity A Term Loans (after giving effect to the incurrence of the incremental 2021 Maturity A Term Loans) is $650.0 million;

•

provided for an increase of 2023 Maturity Term Loans with incremental 2023 Maturity Term Loans, which were added to and constitute a single class of term loans with the 2023 Maturity Term Loans, such that the aggregate amount of 2023 Maturity Term Loans (after giving effect to the incurrence of the incremental 2023 Maturity Term Loans) is $870.0 million;

•	provided for new 2021 Maturity B Term Loans in an aggregate amount of $260.0 million with a maturity date of June 17, 2021;
•

provided for annual amortization (payable in quarterly installments) in respect of the 2023 Maturity Term Loans in an amount equal to 1.0% of the original aggregate principal amount of the 2023 Maturity Term Loans outstanding on the Seventh Amendment Effective Date until the maturity date, at which point all remaining outstanding 2023 Maturity Term Loans shall become due and payable;

•

provided for annual amortization (payable in quarterly installments) in respect of the 2021 Maturity B Term Loans in an amount equal to 1.0% of the original aggregate principal amount of the 2021 Maturity B Term Loans outstanding on the Seventh Amendment Effective Date until the maturity date, at which point all remaining outstanding 2021 Maturity B Term Loans shall become due and payable; and

•

provided for annual amortization (payable in quarterly installments and based on the original aggregate principal amount of the 2021 Maturity A Term Loans outstanding on the Seventh Amendment Effective Date) in respect of the 2021 Maturity A Term Loans payable at a 2.5% annual rate for the three fiscal quarters in the nine month period ending March 31, 2017, a 5.0% annual rate for the four fiscal quarters in the year ending March 31, 2018, a 7.5% annual rate for the four fiscal quarters in the year ending March 31, 2019, a 10.0% annual rate for the four fiscal quarters in the year ending March 31, 2020 and a 2.5% quarterly rate thereafter until the maturity date, at which point all remaining outstanding 2021 Maturity A Term Loans shall become due and payable.

Proceeds of the 2021 Maturity A Term Loans, 2023 Maturity Term Loans and 2021 Maturity B Term Loans were used on the Seventh Amendment Effective Date, together with proceeds from the 2021 Senior Secured Notes offering described below, to partially prepay existing non-extending 2019 Maturity Term Loans and existing non-extending 2018 Maturity Term Loans and to fully prepay existing non-extending B-11 Term Loans.

The Seventh Amendment included a soft call option applicable to the 2021 Maturity B Term Loans and the 2023 Maturity Term Loans. The soft call option provides for the payment of a premium equal to 1.0% of the amount of the repricing payment in the event that, on or prior to December 17, 2016, the six-month anniversary of the Seventh Amendment Effective Date, West or its subsidiary borrowers enter into certain repricing transactions.

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities, but excluding accelerated debt amortization costs in connection with the terminated non-extended and extended revolving credit commitments and repayment of existing non-extending 2019 Maturity Term Loans, 2018 Maturity Term Loans and B-11 Term Loans, for the six months ended June 30, 2016 was 4.25% compared to 3.91% during the six months ended June 30, 2015.  With respect to the interest rates for our term loans, the Seventh Amendment provided for:

•

an interest rate margin applicable to the 2021 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.50%, as of June 30, 2016), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity A Term Loans, and from 0.75% to 1.50% for base rate loans (1.50%, as of June 30, 2016);

•

an interest rate margin applicable to the 2023 Maturity Term Loans equal to 3.00% for LIBOR rate loans and 2.00% for base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans; and

•

an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.75% for LIBOR rate loans, and 1.75% for base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2021 Maturity B Term Loans.

The Company may request additional committed term loan debt or increase the commitment amount to the revolving credit facility in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans under the Credit Agreement following June 17, 2016 (excluding such payments made with proceeds of term loans issued in connection with the Seventh Amendment and the 2021 Senior Secured Notes offering). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

Senior Secured Revolving Credit Facility

On June 17, 2016, we amended the Credit Agreement to provide for an extended senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) in an aggregate principal amount of $300.0 million. The Senior Secured Revolving Credit Facility matures on June 17, 2021.  The proceeds of the Senior Secured Revolving Credit Facility may be used for working capital and general corporate purposes (including dividends and distributions and acquisitions).

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.75% to 2.50% for LIBOR rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans. As of June 30, 2016, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.50% for LIBOR rate loans and 1.50% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at June 30, 2016 and its predecessor senior secured revolving credit facility was undrawn at December 31, 2015. The Senior Secured Revolving Credit Facility and its predecessor senior secured revolving credit facility were undrawn during the six months ended June 30, 2016. The average daily outstanding balance on our senior secured revolving credit facility during the six months ended June 30, 2015 was $10.0 million.

Senior Notes

2021 Senior Secured Notes

On June 17, 2016, we issued $400.0 million 2021 Senior Secured Notes.  The 2021 Senior Secured Notes mature on June 17, 2021 and were issued at par. The 2021 Senior Secured Notes are secured, subject to certain exceptions and permitted liens, by a first-priority security interest in substantially all of our and our subsidiary guarantors’ property and assets which constitutes collateral under our Senior Secured Credit Facilities.  The 2021 Senior Secured Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

At any time prior to July 15, 2018, we may redeem all or a part of the 2021 Senior Secured Notes at a redemption price equal to 100% of the principal amount of 2021 Senior Secured Notes redeemed plus the applicable premium (as defined in the indenture governing the 2021 Senior Secured Notes) as of, and accrued and unpaid interest, if any, to, the date of redemption, subject to the rights of holders of 2021 Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

At any time (which may be more than once) before July 15, 2018, we can choose to redeem up to 40% of the outstanding notes with proceeds from one or more equity offerings, as long as (i) we pay 104.750% of the face amount of the notes, plus accrued and unpaid interest; (ii) we redeem the notes within 90 days after completing the equity offering; and (iii) at least 60% of the aggregate principal amount of the notes issued remains outstanding afterwards.  We may also redeem, during any 12-month period commencing from July 15, 2016 until July 15, 2018, up to 10% of the original principal amount of the notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.

On or after July 15, 2018, we may redeem the 2021 Senior Secured Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 2021 Senior Secured Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable date of redemption, subject to the right of holders of record of 2021 Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2018	102.375
2019	101.188
2020 and thereafter	100.000

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

On and after July 15, 2017, we may redeem the 2022 Senior Notes in whole or in part at the redemption prices (expressed as percentages of principal amount of the 2022 Senior Notes to be redeemed) set forth below plus accrued and unpaid interest thereon to the applicable date of redemption, subject to the right of holders of 2022 Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2017	104.031
2018	102.688
2019	101.344
2020 and thereafter	100.000

Securitization Facility

Under our revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”), trade receivables originated by certain of our domestic subsidiaries are sold or contributed to West Receivables Holdings LLC. West Receivables Holdings LLC sells or contributes such trade receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed trade receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. The Securitization Facility provides a LIBOR spread on borrowings of 1.35% and for an unused commitment fee of 0.45% at any time the average daily borrowings during the month were less than 25% of the average daily available funding during such month and 0.25% at all other times.

The Securitization Facility has been amended from time to time to add originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our unaudited condensed consolidated financial statements included elsewhere in this report. At June 30, 2016, $75.0 million was drawn under the Securitization Facility.  At December 31, 2015, the Securitization Facility was undrawn. The highest outstanding balance during the six months ended June 30, 2016 was $75.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 6.00 to 1.0 at June 30, 2016, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2016. Our ratio of total debt to Consolidated EBITDA (as defined in our Credit Agreement) was 4.47x and 4.68x at June 30, 2016 and December 31, 2015, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the six months ended June 30, 2016.

The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities and the Senior Secured Revolving Credit Facility offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Credit Agreement will materially impair our financial condition or results of operations.

2021 Senior Secured Notes and 2022 Senior Notes—The indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at June 30, 2016. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the six months ended June 30, 2016.

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

Our failure to comply with these debt covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. If our cash flows and capital resources are insufficient to fund our debt service obligations and keep us in compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness including the notes. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Senior Secured Credit Facilities and the indentures that govern the 2021 Senior Secured Notes and the 2022 Senior Notes. The Credit Agreement and the indentures that govern the 2021 Senior Secured Notes and the 2022 Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. As a result, we may not be able to consummate those dispositions or use the proceeds to meet our debt service or other obligations, and any proceeds that are available may not be adequate to meet any debt service or other obligations then due.

If we cannot make scheduled payments on our debt, we will be in default, and as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;
•

the lenders under our Senior Secured Credit Facilities and the Senior Secured Revolving Credit Facility could terminate their commitments to lend us money and, together with the holders of our 2021 Senior Secured Notes, foreclose against the assets securing our borrowings; and

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

The following table summarizes our contractual obligations, in thousands, at June 30, 2016:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured Term Loans due 2018	$34,405	$—	$34,405	$—	$—
Asset Securitization Facility, due 2018	75,000	—	75,000	—	—
Senior Secured Term Loans due 2019	78,814	6,305	14,712	57,797
Senior Secured A Term Loans due 2021	650,000	20,313	89,375	540,312	—
Senior Secured B Term Loans due 2021	260,000	2,600	5,200	252,200	—
4 3/4% Senior Secured Notes due 2021	400,000	—	—	400,000	—
5 3/8% Senior Notes due 2022	1,000,000	—	—	—	1,000,000
Senior Secured B Term Loans due 2023	870,000	8,700	17,400	17,400	826,500
Interest payments on fixed rate debt	444,058	64,411	145,500	153,522	80,625
Estimated interest payments on variable rate debt (1)	409,376	68,472	138,094	129,376	73,434
Operating leases	133,994	24,642	38,897	24,052	46,403
Contractual minimums under telephony agreements (2)	12,500	10,500	2,000	—	—
Purchase obligations (3)	50,320	42,117	7,378	825	—
Total contractual cash obligations	$4,418,467	$248,060	$567,961	$1,575,484	$2,026,962

(1)	Interest rate assumptions based on July 12, 2016 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Minimum payments over the contract life are based on projected telephony minutes. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2016, we had accrued $46.5 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $73.9 million for the six months ended June 30, 2016 compared to $64.9 million for the six months ended June 30, 2015. We currently estimate our capital expenditures for 2016 to be between $135.0 million and $160.0 million, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities and data center consolidations.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2017 and are renewed as required. The outstanding commitment on these obligations at June 30, 2016 was $6.7 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015. There have not been any significant changes with respect to these policies during the six months ended June 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2016, we had $1,893.2 million outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 2021 Senior Secured Notes, $1.0 billion outstanding under our 2022 Senior Notes and $75.0 million outstanding under our Securitization Facility. Our total variable-rate debt was $1,968.2 million, or 58%, and total fixed-rate debt was $1,400.0 million or 42%.

At June 30, 2016, the 30 and 90 day LIBOR rates were approximately 0.4603% and 0.6311%, respectively. An additional 50 basis point increase to LIBOR rates as of June 30, 2016 would have resulted in a quarterly increase in interest expense of approximately $2.1 million on our variable-rate debt, including the 2018 Maturity Term Loans, 2021 Maturity B Term Loans and 2023 Maturity Term Loans, each subject to a LIBOR interest rate floor of 75 basis points, and the 2019 Maturity Term Loans,2021 Maturity A Term Loans and Securitization Facility, neither of which include a LIBOR interest rate floor.

On July 26, 2016, we entered into a 5-year $550 million interest rate hedge program consisting of a $275 million 1-month LIBOR swap effective July 29, 2016 and a $275 million 3-month LIBOR swap with a forward starting effective date commencing June 30, 2017.  As a result of prevailing LIBOR rates, material rate increases on our variable rate debt are possible, albeit at a less impactful pace as a result of the aforementioned hedge program and implementation timeframe. .

On a pro forma basis with the hedge program in effect, our fixed-rate debt as of June 30, 2016 would have been 58 percent compared to 30 percent as of March 31, 2016 and 42 percent as of June 30, 2016 without pro forma effect of the hedge program. For every 50 basis point increase in variable interest rates above the LIBOR interest rate floor, our quarterly interest expense would increase by approximately $2.5 million on an unhedged basis, or $1.8 million on a hedged basis

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended June 30, 2016, a ten percent change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.1%.

For the three and six months ended June 30, 2016, revenues from non-U.S. countries were approximately 21%, of consolidated revenues in both periods.   For both the three and six months ended June 30, 2015, revenues from non-U.S. countries were also approximately 21% of consolidated revenues. For both the three and six months ended June 30, 2016, revenue from the United Kingdom accounted for 13% of consolidated revenues. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue.  At June 30, 2016 and December 31, 2015, long-lived assets from non-U.S. countries were approximately 8% of consolidated long-lived assets.  We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk.  We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. At June 30, 2016, we had no hedges outstanding.

On July 26, 2016, we entered into two interest rate swaps, a 1-month LIBOR swap and a 3-month LIBOR swap, both with a beginning notional value of $275.0 million and maturity date of July 17, 2021.  The 1-month LIBOR swap is effective July 29, 2016, with no amortization or variable interest rate floor.  The 3-month LIBOR Swap is effective June 30, 2017, with 1% amortization per year and a 75bps LIBOR floor.

Our objective in using interest rate swaps is to add stability to interest expense and to manage exposure to interest rate movements. The interest rate swaps will be used to hedge the variable cash flows associated with existing variable-rate debt.  As a result of the interest rate swaps, our debt portfolio has synthetically changed from 42% fixed-rate debt as of June 30, 2016 to 50% as of July 29, 2016.  With the impact of the 3-month LIBOR Swap, the fixed-rate debt will be 58%.

As required under ASC 815, Derivatives and Hedging, we will record the interest rate swaps on the balance sheet at fair value.  The interest rate swaps are considered cash flow hedges. We have elected to apply hedge accounting and believe the designated hedging relationship and terms of the interest rate swaps have satisfied the criteria necessary to apply hedge accounting.

The effective portion of changes in the fair value of the interest rate swaps will be recorded in Accumulated Other Comprehensive Loss and will be subsequently reclassified into earnings in the period that the hedged transactions affect earnings. The ineffective portion of the change in fair value of the interest rate swaps, if any, will be recognized in earnings.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the six months ended June 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	—	$—	—	$—
February 1, 2016 to February 29, 2016	376,931	20.66	376,931	$67,206,910
March 1, 2016 to March 31, 2016	623,069	22.72	623,069	$53,039,122
April 1, 2016 to April 30, 2016	—	—	—	$53,039,122
May 1, 2016 to May 31, 2016	—	—	—	$53,039,122
June 1, 2016 to June 30, 2016	—	—	—	$53,039,122
Total	1,000,000	$21.94	1,000,000

(1)

On February 1, 2016, the Company announced that our Board of Directors had approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of our outstanding common stock. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. In February 2016, we began to repurchase shares of our common stock in open market transactions.

During the six months ended June 30, 2016, 3,289 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long-Term Incentive Plan reserve.

Item 6. Exhibits

4.01

Indenture, dated as of June 17, 2016, among West Corporation, the guarantors named on the signature pages thereto, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, with respect to the 4.750% senior secured notes due July 15, 2021(incorporated by reference to Exhibit 4.01 to Form 8-K filed June 21, 2016)

10.01

Amendment No. 7 to Amended and Restated Credit Agreement, dated as of June 17, 2016, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.01 to Form 8-K filed June 21, 2016)

10.02

Security Agreement dated, as of June 17, 2016, among West Corporation, the other grantors identified therein and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.02 to Form 8-K filed June 21, 2016)

10.03

Intellectual Property Security Agreement, dated as of June 17, 2016, among West Corporation, the other grantors identified therein and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.03 to Form 8-K filed June 21, 2016)

10.04

First Lien Intercreditor Agreement, dated as of June 17, 2016, among West Corporation, the other grantors party thereto, Wells Fargo Bank, National Association, as Credit Agreement Collateral Agent, and U.S. Bank National Association, as the Initial Other Authorized Representative (incorporated by reference to Exhibit 10.04 to Form 8-K filed June 21, 2016)

10.05

Amendment No. 2 to West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2016)(1)

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

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2016, filed on August 4, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

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
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: August 4, 2016

Exhibit Index

Exhibit Number

4.01

Indenture, dated as of June 17, 2016, among West Corporation, the guarantors named on the signature pages thereto, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, with respect to the 4.750% senior secured notes due July 15, 2021(incorporated by reference to Exhibit 4.01 to Form 8-K filed June 21, 2016)

10.01

Amendment No. 7 to Amended and Restated Credit Agreement, dated as of June 17, 2016, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated credit agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.01 to Form 8-K filed June 21, 2016)

10.02

Security Agreement dated, as of June 17, 2016, among West Corporation, the other grantors identified therein and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.02 to Form 8-K filed June 21, 2016)

10.03

Intellectual Property Security Agreement, dated as of June 17, 2016, among West Corporation, the other grantors identified therein and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.03 to Form 8-K filed June 21, 2016)

10.04

First Lien Intercreditor Agreement, dated as of June 17, 2016, among West Corporation, the other grantors party thereto, Wells Fargo Bank, National Association, as Credit Agreement Collateral Agent, and U.S. Bank National Association, as the Initial Other Authorized Representative (incorporated by reference to Exhibit 10.04 to Form 8-K filed June 21, 2016)

10.05

Amendment No. 2 to West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2016)(1)

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

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2016, filed on August 4, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.