Form 10-Q
period 2016-09-30
WEST CORP
filed 2016-11-03
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 28, 2016, 83,251,349 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and of cash flows and stockholders’ deficit for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
November 3, 2016

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE	$571,407	$574,448	$1,724,583	$1,711,829
COST OF SERVICES	247,817	246,337	738,255	731,304
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	214,091	203,757	644,804	629,045
OPERATING INCOME	109,499	124,354	341,524	351,480
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(36,794)	(38,382)	(112,989)	(115,657)
Accelerated amortization of deferred financing costs	(1,234)	—	(36,469)	—
Other, net	445	(6,322)	619	(2,583)
Other expense	(37,583)	(44,704)	(148,839)	(118,240)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	71,916	79,650	192,685	233,240
INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	24,381	28,931	67,616	84,664
INCOME FROM CONTINUING OPERATIONS	47,535	50,719	125,069	148,576
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(1,235)	—	30,989
NET INCOME	$47,535	$49,484	$125,069	$179,565
EARNINGS PER COMMON SHARE—BASIC:
Continuing Operations	$0.57	$0.61	$1.51	$1.78
Discontinued Operations	—	(0.01)	—	0.37
Total Earnings Per Common Share—Basic	$0.57	$0.60	$1.51	$2.15
EARNINGS PER COMMON SHARE—DILUTED:
Continuing Operations	$0.56	$0.60	$1.48	$1.74
Discontinued Operations	—	(0.01)	—	0.36
Total Earnings Per Common Share—Diluted	$0.56	$0.58	$1.48	$2.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	82,870	82,931	82,873	83,479
Diluted Common	84,607	84,834	84,486	85,554
DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225	$0.675	$0.675

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$47,535	$49,484	$125,069	$179,565
Foreign currency translation adjustments, net of tax of $586, $4,404, $3,596 and $16,666	(1,050)	(7,718)	(6,448)	(29,436)
Unrealized loss on interest rate derivatives, net of tax of $412, $0, $412 and $0	(671)	—	(671)	—
Comprehensive income	$45,814	$41,766	$117,950	$150,129

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,317	$182,338
Trust and restricted cash	16,398	19,829
Accounts receivable, net of allowance of $7,031 and $7,270	388,165	373,087
Income taxes receivable	—	19,332
Prepaid assets	45,976	43,093
Deferred expenses	49,515	65,781
Other current assets	29,800	22,040
Assets held for sale	—	17,672
Total current assets	721,171	743,172
PROPERTY AND EQUIPMENT:
Property and equipment	1,114,214	1,053,678
Accumulated depreciation and amortization	(780,039)	(718,834)
Total property and equipment, net	334,175	334,844
GOODWILL	1,920,742	1,915,690
INTANGIBLE ASSETS, net of accumulated amortization of $635,292 and $583,623	325,262	370,021
OTHER ASSETS	175,990	191,490
TOTAL ASSETS	$3,477,340	$3,555,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71,682	$92,935
Deferred revenue	165,147	161,828
Accrued expenses	220,202	219,234
Current maturities of long-term debt	35,675	24,375
Total current liabilities	492,706	498,372
LONG-TERM OBLIGATIONS, less current maturities	3,203,575	3,318,688
DEFERRED INCOME TAXES	97,335	104,222
OTHER LONG-TERM LIABILITIES	174,675	186,073
Total liabilities	3,968,291	4,107,355
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 86,249 and 85,459 shares issued and 83,157 and 83,367 shares outstanding	86	85
Additional paid-in capital	2,215,695	2,193,193
Retained deficit	(2,539,651)	(2,607,415)
Accumulated other comprehensive loss	(79,855)	(72,736)
Treasury stock at cost (3,092 and 2,092 shares)	(87,226)	(65,265)
Total stockholders’ deficit	(490,951)	(552,138)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,477,340	$3,555,217

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,069	$179,565
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of income taxes	—	(30,989)
Depreciation	85,969	81,931
Amortization	59,768	58,984
Provision for share-based compensation	19,929	16,785
Deferred income tax benefit	(15,383)	(5,957)
Amortization of deferred financing costs	46,508	15,017
Increase in acquisition contingent consideration	854	—
(Gain) loss on sale of property and equipment	(12,630)	223
Changes in operating assets and liabilities
Accounts receivable	(8,083)	(29,029)
Other assets	15,815	(18,867)
Accounts payable	(19,070)	13,269
Accrued wages and benefits	(11,788)	3,204
Accrued interest	(18,242)	(13,689)
Other liabilities and income tax payable	32,886	12,774
Net cash flows from continuing operating activities	301,602	283,221
Net cash flows from discontinued operating activities	—	(8,197)
Total net cash flows from operating activities	301,602	275,024
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Business acquisitions	(9,745)	(17,296)
Purchases of property and equipment	(99,303)	(96,182)
Proceeds from the sale of property and equipment	38,518	—
Other	3,463	(304)
Net cash flows used in continuing investing activities	(67,067)	(113,782)
Net cash flows from discontinued investing activities	—	275,815
Total net cash flows used in investing activities	(67,067)	162,033
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Principal repayments on long-term obligations	(2,378,198)	(73,661)
Proceeds from term loan facilities	1,780,000	—
Proceeds from issuance of notes	400,000	—
Proceeds from revolving credit facilities	85,000	139,000
Payments on revolving credit facilities	(10,000)	(324,000)
Payment of deferred financing and other debt-related costs	(27,122)	(234)
Proceeds from stock options and ESPP shares including excess tax benefits	4,724	10,491
Dividends paid	(55,978)	(56,429)
Repurchase of common stock	(21,961)	(59,957)
Net cash flows used in continuing financing activities	(223,535)	(364,790)
Net cash flows from discontinued financing activities	—	—
Total net cash flows used in financing activities	(223,535)	(364,790)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,021)	(4,790)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,979	67,477
CASH AND CASH EQUIVALENTS, Beginning of period	182,338	115,061
CASH AND CASH EQUIVALENTS, End of period	$191,317	$182,538

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Deficit
BALANCE, January 1, 2016	83,366,888	$85	$2,193,193	$(2,607,415)	$(72,736)	$(65,265)	$(552,138)
Net income				125,069			125,069
Dividends declared (cash dividend of $0.675 per share)				(57,305)			(57,305)
Foreign currency translation adjustment, net					(6,448)		(6,448)
Unrealized loss on interest rate derivatives, net					(671)		(671)
Purchase of stock at cost	(1,000,000)					(21,961)	(21,961)
Executive Deferred Compensation Plan activity	47,352		1,467				1,467
Shares issued from the Employee Stock Purchase Plan	294,951	1	5,341				5,342
Stock options exercised including related tax benefits	59,824		95				95
Issuance of shares (vesting of restricted shares and Director awards)	388,127		(1,924)				(1,924)
Share-based compensation			17,523				17,523
BALANCE, September 30, 2016	83,157,142	$86	$2,215,695	$(2,539,651)	$(79,855)	$(87,226)	$(490,951)

BALANCE, January 1, 2015	84,179,806	$84	$2,155,864	$(2,772,775)	$(37,506)	$(5,308)	$(659,641)
Net income				179,565			179,565
Dividends declared (cash dividend of $0.675 per share)				(57,369)			(57,369)
Foreign currency translation adjustment, net					(29,436)		(29,436)
Purchase of stock at cost	(2,000,000)					(59,957)	(59,957)
Executive Deferred Compensation Plan activity	70,049		4,472				4,472
Shares issued from the Employee Stock Purchase Plan	208,559		5,707				5,707
Stock options exercised including related tax benefits	408,529	1	8,334				8,335
Issuance of shares (vesting of restricted shares and Director awards)	279,102		(2,742)				(2,742)
Share-based compensation			15,562				15,562
BALANCE, September 30, 2015	83,146,045	$85	$2,187,197	$(2,650,579)	$(66,942)	$(65,265)	$(595,504)

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

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our results for the three and nine months ended September 30, 2016 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Dividend—We funded the dividends paid in 2015 and the first nine months of 2016 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On each of March 3, 2016, May 26, 2016 and September 1, 2016, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.8 million, $18.6 million and $18.6 million to stockholders of record as of the close of business on February 22, 2016, May 16, 2016 and August 22, 2016, respectively. On November 1, 2016, we announced a $0.225 per common share quarterly dividend. The dividend is payable November 23, 2016 to stockholders of record as of the close of business on November 14, 2016.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Repurchase—Under a share repurchase program approved by the Company’s Board of Directors during the first quarter of 2016 authorizing the repurchase of up to an aggregate of $75 million of outstanding common stock, the Company purchased 1,000,000 shares of common stock through the open market during the first nine months of 2016 for an aggregate purchase price of approximately $22.0 million, which was funded with cash on hand.

Assets Held for Sale—On June 21, 2016, we completed the sale of land, buildings and improvements which were previously classified as held for sale and primarily used by the agent-based businesses we divested in 2015.  Proceeds from the sale were $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million.  We also entered into a 12-year leaseback agreement for one of the buildings.  This lease is classified as an operating lease and the related $6.1 million gain, included in the $19.0 million realized gain, is being deferred and will be recognized over the lease term.

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

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Revenue	$—	$102,251
Operating income	—	3,851
(Loss) gain on disposal	(1,900)	46,656
(Loss) income before income tax expense	(1,900)	50,334
Income tax (benefit) expense	(665)	19,345
(Loss) income from discontinued operations	$(1,235)	$30,989

There has been no income or loss from discontinued operations during the first three quarters of 2016.

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

ClientTell

On November 2, 2015, we completed the acquisition of ClientTell, Inc., and ClientTell Labs, LLC (collectively “ClientTell”), which provide automated notifications and lab reporting services in the healthcare industry. The purchase price was approximately $38.4 million in cash, plus assumed liabilities, and was funded with cash on hand. Up to an additional $10.5 million in cash may be paid based on achievement of certain financial objectives during the five years ending December 31, 2020. The fair value of this contingent consideration arrangement was $5.4 million as of the date of acquisition and $5.3 million as of September 30, 2016. Pursuant to this arrangement, $1.2 million of payments were made during the nine months ended September 30, 2016.

Approximately $15.0 million of the purchase price was allocated to goodwill and $26.3 million to other intangible assets. The goodwill is deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of ClientTell were the expansion of our interactive services further into the healthcare vertical market,

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In the preliminary purchase price allocation, approximately $24.8 million was allocated to goodwill and $16.4 million to other intangible assets. The goodwill is not deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Magnetic North were its portfolio of complementary customer contact center and unified communications solutions, anticipated synergies and other intangibles that do not qualify for separate recognition. This business has been integrated into the Unified Communications Services reportable segment.

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

(Amounts in thousands)	Synrevoice	ClientTell	Magnetic North	SharpSchool
Working Capital	$(2,118)	$501	$402	$(1,042)
Property and equipment	21	429	574	782
Other assets, net	—	2	—	77
Intangible assets	6,455	26,300	16,361	9,092
Goodwill	4,893	15,004	24,836	8,254
Total assets acquired	9,251	42,236	42,173	17,163
Non-current deferred taxes	—	—	3,016	—
Long-term liabilities	—	3,828	—	—
Total liabilities assumed	—	3,828	3,016	—
Net assets acquired	$9,251	$38,408	$39,157	$17,163

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the three months ended September 30, 2016 and 2015 of $0.9 million and $0.4 million, respectively, are included in selling, general and administrative expenses.  Acquisition costs incurred for prospective acquisitions and completed acquisitions for the nine months ended September 30, 2016 and 2015 of $3.4 million and $2.0 million, respectively, are included in selling, general and administrative expenses.

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

	Three Months Ended	Nine Months Ended September 30,
(Amounts in thousands)	September 30, 2015	2016	2015
Revenue	$581,505	$1,725,488	$1,734,603
Income from continuing operations	50,541	124,940	147,129
Income per common share from continuing operations— basic	0.61	1.51	1.76
Income per common share from continuing operations— diluted	0.60	1.48	1.72

Subsequent to March 31, 2016, there have been no pro forma adjustments for acquisitions

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our acquisitions completed in 2016 and 2015 were included in the consolidated results of operations from their respective dates of acquisition and included revenue for the 12 month period subsequent to acquisition of $6.5 million and $21.0 million for the three and nine months ended September 30, 2016, respectively, and $1.6 million and $2.0 for the three and nine months ended September 30, 2015, respectively. The net income impact of these acquisitions for the three and nine months ended September 30, 2016 and 2015 was not material.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2015 and the nine months ended September 30, 2016:

(Amounts in thousands)	Unified Communications Services	Safety Services	Interactive Services	Specialized Agent Services	Total
Balance at January 1, 2015	$864,568	$507,588	$223,014	$289,750	$1,884,920
Acquisitions	24,579	—	23,221	—	47,800
Acquisition accounting adjustments	—	1,091	(44)	(1,400)	(353)
Foreign currency translation adjustments	(15,365)	—	(1,312)	—	(16,677)
Balance at December 31, 2015	873,782	508,679	244,879	288,350	1,915,690
Acquisitions	—	—	4,907	—	4,907
Acquisition accounting adjustments	257	—	(13)	—	244
Foreign currency translation adjustments	(711)	—	612	—	(99)
Balance at September 30, 2016	$873,328	$508,679	$250,385	$288,350	$1,920,742

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of September 30, 2016
(Amounts in Thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$654,892	$(472,926)	$181,966
Technology & Patents	178,951	(107,634)	71,317
Trade names and trademarks	103,437	(36,071)	67,366
Other intangible assets	23,274	(18,661)	4,613
Total	$960,554	$(635,292)	$325,262

	As of December 31, 2015
	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$649,494	$(440,163)	$209,331
Technology & Patents	178,027	(96,774)	81,253
Trade names and trademarks (finite-lived)	103,398	(30,470)	72,928
Other intangible assets	22,725	(16,216)	6,509
Total	$953,644	$(583,623)	$370,021

Amortization expense for finite-lived intangible assets was $16.8 million and $16.5 million for the three months ended September 30, 2016 and 2015, respectively, and $50.1 million and $49.5 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense for the intangible assets noted above for 2016 and the next five years is as follows:

2016	$ 65.9 million
2017	$ 55.5 million
2018	$ 48.7 million
2019	$ 42.7 million
2020	$ 36.0 million
2021	$ 28.2 million

The acquisition of Synrevoice on March 14, 2016 included other intangible assets consisting of client relationships ($5.3 million, with a 12-year amortization period), technology ($0.9 million, with a 2-year amortization period), non-compete agreements ($0.2 million, with a 3-year amortization period), and a trademark ($0.1 million, with a 2-year amortization period).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	September 30,	December 31,
(Amounts in thousands)	2016	2015
Accrued phone	$46,861	$42,549
Accrued wages	46,392	55,799
Accrued other taxes (non-income related)	38,053	39,267
Income taxes payable	18,432	—
Interest payable	18,198	36,440
Acquisition obligation for a net operating loss carryforward claim	8,167	5,536
Accrued employee benefit costs	5,541	3,970
Accrued lease expense	3,291	2,616
Outside commissions	3,142	1,673
Accrued licensing costs	1,726	2,418
Acquisition contingent consideration	889	2,075
Other current liabilities	29,510	26,891
	$220,202	$219,234

6.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. Long-term obligations consisted of the following as of:

	September 30,	December 31,
(Amounts in thousands)	2016	2015
Senior Secured Term Loans due 2018 (paid in 2016)	$—	$1,813,250
Accounts Receivable Securitization Facility	75,000	—
Senior Secured Term Loans due 2019	28,814	336,875
Senior Secured A Term Loans due 2021	645,938	—
Senior Secured B Term Loans due 2021	259,350	250,000
4 3/4% Senior Secured Notes due 2021	400,000	—
5 3/8% Senior Notes due 2022	1,000,000	1,000,000
Senior Secured B Term Loans due 2023	867,825	—
Unamortized value of debt issuance costs (1)	(37,677)	(57,062)
Net carrying value	3,239,250	3,343,063
Less: current maturities	(35,675)	(24,375)
Long-term obligations, net of debt issuance costs	$3,203,575	$3,318,688

(1)	Includes the reclassification of debt issuance costs from “Other assets” as a result of the Company adopting ASU 2015-03. See Note 1.

During the three months ended September 2016, in addition to scheduled amortization payments, we made $109.4 million in voluntary prepayments, which repaid the 2018 maturity term loans under our senior secured term loan facility in full and made a $50.0 million voluntary prepayment on the 2019 maturity term loans.

At September 30, 2016 and December 31, 2015, the principal balance outstanding on the revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”) was $75.0 million and $0, respectively.  The highest outstanding balance during the nine months ended September 30, 2016 and year ended December 31, 2015 was $75.0 million and $185.0 million, respectively.  In August 2016, we amended the Securitization Facility to remove certain originating subsidiaries and to reduce the maximum amount available under the Securitization Facility from $185.0 million to $160.0 million.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2016, we were in compliance with our financial debt covenants.

7.	HEDGING ACTIVITIES

We are exposed to market risk from adverse changes in interest rates. Derivatives are used as part of our strategy to manage this risk. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

On July 26, 2016, we entered into four interest rate swaps, two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis points LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.

The Company has elected to apply hedge accounting and has designated these interest rate swaps as cash flow hedges of interest payments on a portion of our variable rate term loan debt maturing in 2021 or later. The initial and periodic assessments of hedge effectiveness were performed using regression analysis.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and will be reclassified into earnings, as interest expense, when interest payments are made on the related debt. The pretax unrealized loss associated with our interest rate swaps, which is deferred in accumulated other comprehensive loss at September 30, 2016 is $1.1 million ($0.7 million after taxes). During the next 12 months, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense.

As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Value in Thousands
Interest Rate Swaps	Four	$550,000

At September, 30 2016, the Company had 1-month and 3-month LIBOR-based debt in excess of the hedged notional value. The fixed interest rates on the 1-month and 3-month interest rate swaps range from 0.99530% to 1.50200%.

The following table presents, in thousands, our derivative financial instruments as well as their classification in the Condensed Consolidated Balance Sheet as of September 30, 2016.

	Derivative Liabilities
	Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value
Interest rate swaps	Other long-term assets	$683
Interest rate swaps	Accrued expenses	(1,184)
Interest rate swaps	Other long-term liabilities	(582)
Total derivatives designated as hedging instruments		$(1,083)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents, in thousands, the effect of the Company’s derivative financial instruments designated as cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016:

	Amount of Loss Recognized in		Location of Loss Reclassified	Amount of Loss Reclassified
Derivatives Designated	Other Comprehensive Loss on		from AOCL into Income	from AOCL into Income
as Cash Flow Hedges	Derivatives (Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016		September 30, 2016	September 30, 2016
Interest Rate Swaps	$(1,320)	$(1,320)	Interest Expense	$(237)	$(237)

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. We do not exclude any component of the hedged instrument's gain or loss when assessing ineffectiveness. There was no ineffectiveness associated with our cash flow hedges for the quarter ended September 30, 2016. Any future ineffectiveness associated with our cash flow hedges will be recorded as additional interest expense.

8.	FAIR VALUE DISCLOSURES

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

The carrying amount of the trading securities of $64.2 million and $60.1 million at September 30, 2016 and December 31, 2015, respectively, were equal to the quoted prices in active markets for identical assets.

Derivatives. Our derivative instruments consist of interest rate swap assets of $0.7 million and interest rate swap liabilities of $1.8 million.  (See Note 7.)  The fair value of these Level 2 derivative instruments was determined using readily available market observable inputs such as interest rate curves, discount factors and implied volatilities.

We evaluate classification within the fair value hierarchy each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

The carrying amount of the trading securities of $64.2 million and $60.1 million at September 30, 2016 and December 31, 2015, respectively, were equal to the quoted prices in active markets for identical assets.

The fair value of our 2021 Senior Secured Notes, issued on June 17, 2016, based on market quotes, which we determined to be Level 2 inputs, at September 30, 2016 was approximately $412.0 million, compared to the carrying amount of $400.0 million. The fair value of our 2022 Senior Notes based on market quotes, which we determined to be Level 2 inputs, at September 30, 2016 and

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2015 was approximately $982.5 million and $862.5 million, respectively, compared to the carrying amount of $1.0 billion.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at September 30, 2016 was approximately $1,134.6 million compared to the carrying amount of $1,127.2 million. The fair value of our senior secured term loan facilities at December 31, 2015 was approximately $2,033.2 million compared to the carrying amount of $2,063.3 million.

The fair value of our senior secured A term loans based on recent trading activity, which we determined to be Level 2 inputs, at September 30, 2016 was approximately $669.8 million compared to the carrying amount of $674.8 million. The fair value of our 2019 Maturity Term Loans at December 31, 2015, was approximately $323.4 million compared to the carrying amount of $336.9 million.

A Level 3 liability of $5.3 million and $5.6 million was recognized as of September 30, 2016 and December 31, 2015, respectively, for contingent consideration related to the acquisition of ClientTell (see Note 3). The liability was measured at fair value using a Monte Carlo simulation approach and was based on estimated revenues and the present value of related payments over the earn-out period.

9.	STOCK-BASED COMPENSATION

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

2013 Long-Term Incentive Plan

Our Amended and 2013 Long-Term Incentive Plan (as amended, “2013 LTIP”), is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock were made available for stock options, restricted stock or other types of equity awards, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares under the 2013 LTIP is reduced by the aggregate number of shares underlying each award. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP (excluding shares withheld by the Company to pay withholding taxes related to an award under the 2013 LTIP).

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Time-vested restricted stock and restricted stock units granted under the 2013 LTIP vest over a period of three or four years (excluding awards to directors which vest over a six to 12 month period), with a ratable portion of the restricted stock or restricted stock unit award vesting on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. For restricted stock and restricted stock unit awards to our employees, dividends are paid upon vesting.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the nine months ended September 30, 2016.

		Options Outstanding
	Stock or Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2016	5,868,283	2,280,030	$27.08
Options exercised	—	(59,824)	13.12
Options canceled or forfeited (2013 LTIP)	9,074	(9,074)	23.40
Options canceled or forfeited (2006 EIP)	—	(23,587)	34.82
Restricted stock granted	(662,682)	—	—
Restricted stock canceled	80,667	—	—
Balance at September 30, 2016	5,295,342	2,187,545	$27.39

At September 30, 2016, we expect that approximately 2.2 million options granted and outstanding have or will vest.

At September 30, 2016, the intrinsic value of options vested and exercisable was approximately $0.1 million. The aggregate intrinsic value of options outstanding at September 30, 2016 was approximately $0.1 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at September 30, 2016 was approximately $0.1 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at September 30, 2016:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $13.12	9,312	0.19	$13.12	9,312	$13.12
13.13 - 28.88	1,671,671	5.53	25.10	1,500,318	25.25
28.89 - 50.88	489,189	4.52	33.70	489,189	33.70
50.89 - 84.80	17,373	3.47	77.48	17,373	77.48
$0.00 - $84.80	2,187,545	5.27	$27.39	2,016,192	$27.70

No stock options have been awarded since April 1, 2014.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During the nine months ended September 30, 2016, pursuant to agreements with our non-employee directors who are not affiliated with our former sponsors, we issued 22,432 shares of common stock with an aggregate fair value of approximately $500,000. These shares vest on the six-month anniversary of the date of grant in the case of initial awards and on the one-year anniversary for all other awards.

During the nine months ended September 30, 2016, we issued 425,750 time-vested restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $9.6 million and will be recognized over the remaining vesting period of approximately 3.4 years as of September 30, 2016. During the nine months ended September 30, 2016, 449,824 restricted stock awards and restricted stock units vested. 366,695 of these awards are outstanding after 83,129 were withheld in settlement of related payroll taxes.

During the nine months ended September 30, 2016, we issued 214,500 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on March 1, 2016,and ends on February 28, 2019. The fair value of these awards at the date of grant was approximately $4.8 million and will be recognized over the remaining vesting period of approximately 2.4 years as of September 30, 2016.

2013 Employee Stock Purchase Plan

During the fourth quarter of 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock has been authorized and reserved. On January 28, 2016 the Board approved an amendment to the ESPP to increase the number of shares available under the ESPP by an additional 1.0 million shares of common stock. The amendment was approved by a vote of the stockholders at our May 17, 2016 annual meeting.  Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the nine months ended September 30, 2016, 294,951 shares were issued under the ESPP. As of September 30, 2016, 852,347 shares had been issued under the ESPP since the plan’s inception.  For the three and nine months ended September 30, 2016 and 2015, we recognized compensation expense for this plan of $0.3 million and $1.0 million, respectively.

Share-Based Compensation Expense

For the three and nine months ended September 30, 2016, share-based compensation expense was $6.1 million and $19.9 million, respectively. For the three and nine months ended September 30, 2015, share-based compensation expense was $5.4 million and $16.8 million, respectively.

At September 30, 2016 and 2015, there was approximately $0.6 million and $3.6 million, respectively, of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, which will be recognized over the remaining vesting period of approximately 1.1 years as of September 30, 2016.

At September 30, 2016 and 2015, there was approximately $40.8 million and $46.3 million, respectively, of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 2.4 years as of September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Earnings (loss) per common share-basic:
Continuing operations	$0.57	$0.61	$1.51	$1.78
Discontinued operations	—	(0.01)	—	0.37
Total earnings per common share-basic	$0.57	$0.60	$1.51	$2.15
Earnings (loss) per common share-diluted:
Continuing operations	$0.56	$0.60	$1.48	$1.74
Discontinued operations	—	(0.01)	—	0.36
Total earnings per common share-diluted	$0.56	$0.58	$1.48	$2.10
Weighted average number of shares outstanding:
Basic common	82,870	82,931	82,873	83,479
Dilutive impact of Equity Incentive Plans:
Common shares	1,737	1,903	1,613	2,075
Diluted common shares	84,607	84,834	84,486	85,554

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At September 30, 2016 and 2015, 2,095,012 and 2,055,530 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Activity within accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015, was for foreign currency translation of our foreign subsidiaries and the unrealized loss on the interest rate derivatives, which we entered into during the third quarter of 2016.  These activities are presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, July 1, 2016	$(78,134)
Foreign currency translation adjustment, net of tax of $586	(1,050)
Unrealized loss on interest rate derivatives, net of tax of $412	(671)
BALANCE, September 30, 2016	$(79,855)

BALANCE, January 1, 2016	$(72,736)
Foreign currency translation adjustment, net of tax of $3,596	(6,448)
Unrealized loss on interest rate derivatives, net of tax of $412	(671)
BALANCE, September 30, 2016	$(79,855)

Accumulated Other Comprehensive Loss
BALANCE, July 1, 2015	$(59,224)
Foreign currency translation adjustment, net of tax of $4,404	(7,718)
BALANCE, September 30, 2015	$(66,942)

BALANCE, January 1, 2015	$(37,506)
Foreign currency translation adjustment, net of tax of $16,666	(29,436)
BALANCE, September 30, 2015	$(66,942)

12.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services, and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services which includes conferencing and collaboration services, UCaaS solutions and telecom services;
•	Safety Services, including 9-1-1 network services, 9-1-1 telephony systems and services, 9-1-1 solutions for enterprises and database management;
•	Interactive Services, including proactive notifications and mobility, IVR self-service, cloud contact center and professional services; and

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	Specialized Agent Services which includes healthcare advocacy services, revenue generation services and cost management services.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Revenue:
Unified Communications Services	$352,377	$365,822	$1,085,248	$1,109,931
Safety Services	75,061	73,812	220,648	208,528
Interactive Services	76,439	68,237	221,400	194,332
Specialized Agent Services	70,255	68,196	206,128	203,840
Intersegment eliminations	(2,725)	(1,619)	(8,841)	(4,802)
Total	$571,407	$574,448	$1,724,583	$1,711,829
Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$20,726	$20,734	$62,333	$61,844
Safety Services	10,602	11,918	33,254	36,936
Interactive Services	9,404	7,670	27,729	22,106
Specialized Agent Services	7,603	6,930	22,421	20,029
Total	$48,335	$47,252	$145,737	$140,915
Operating Income:
Unified Communications Services	$79,406	$95,832	$257,236	$289,668
Safety Services	17,148	10,248	37,992	16,704
Interactive Services	9,797	6,220	21,563	18,424
Specialized Agent Services	4,372	6,742	11,796	24,269
Corporate other—unallocated	(1,224)	5,312	12,937	2,415
Total	$109,499	$124,354	$341,524	$351,480
Cash Capital Expenditures:
Unified Communications Services	$7,291	$9,333	$33,661	$41,573
Safety Services	4,369	6,383	26,851	18,687
Interactive Services	5,923	5,809	16,072	14,279
Specialized Agent Services	2,738	3,632	8,298	9,512
Corporate	5,118	6,162	14,421	12,131
Total	$25,439	$31,319	$99,303	$96,182

	As of September 30, 2016	As of December 31, 2015
Assets:
Unified Communications Services	$1,484,403	$1,525,890
Safety Services	767,512	786,447
Interactive Services	443,819	430,793
Specialized Agent Services	465,609	491,449
Corporate	315,997	302,966
Total from continuing operations	3,477,340	3,537,545
Assets held for sale	—	17,672
Total	$3,477,340	$3,555,217

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended September 30, 2016 and 2015, revenues from non-U.S. countries were approximately 19% and 20% of consolidated revenues, respectively. For the nine months ended September 30, 2016 and 2015, revenues from non-U.S. countries were approximately 20% and 21% of consolidated revenues, respectively. During the three months ended September 30, 2016 and 2015, revenue from the United Kingdom accounted for 11% and 12% of consolidated revenues, respectively. For each of the nine months ended September 30, 2016 and 2015, revenue from the United Kingdom accounted for 12% of consolidated revenue. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to the legal entity that has the contractual obligation with the customer regardless of the customer’s location or the currency used for billing purposes. Geographic information by organizational region, is noted below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Revenue:
Americas—United States	$462,281	$458,705	$1,374,041	$1,360,574
Europe, Middle East & Africa (EMEA)	67,333	75,564	228,158	230,791
Asia Pacific	37,153	36,387	108,282	108,698
Americas—Other	4,640	3,792	14,102	11,766
Total	$571,407	$574,448	$1,724,583	$1,711,829

	As of September 30, 2016	As of December 31, 2015
Long-Lived Assets:
Americas—United States	$2,548,526	$2,593,739
Europe, Middle East & Africa (EMEA)	179,122	195,203
Asia Pacific	19,329	21,151
Americas—Other	9,192	1,952
Total	$2,756,169	$2,812,045

The aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.0 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $2.0 million and $1.6 million, respectively.

During each of the three months ended September 30, 2016 and 2015, our largest 100 clients accounted for approximately 45% of our total revenue. During the nine months ended September 30, 2016 and 2015, our largest 100 clients accounted for approximately 43% and 45% of our total revenue, respectively. During the three and nine months ended September 30, 2016 and 2015, no client accounted for more than 10% of our aggregate revenue.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

14.SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$121,998	$113,690
Cash paid during the period for income taxes, net of refunds of $4,811 and $3,841	$39,195	$89,635
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$3,863	$12,380
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued dividends	$1,327	$1,040

15.  SUBSEQUENT EVENTS

On November 1, 2016, the Company announced the commencement of a process to explore the Company’s range of financial and strategic alternatives, including, but not limited to, the sale or separation of one or more of its operating businesses, or a sale of the Company. No decision has been made to enter into any transaction. There can be no assurance that this exploration will result in any transaction being announced or consummated or, if a transaction does occur, the terms or timing thereof.

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

Financial Operations Overview

Revenue

Services in Unified Communications Services are generally billed and revenue recognized, on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a “Per User Per Month” or network circuit basis. Telecom Services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and recognized based on usage.

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

Factors Related to our Indebtedness. On June 17, 2016, we completed a partial refinancing of our outstanding indebtedness through an amendment (“the Seventh Amendment”) to our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) and a private offering of $400 million aggregate principal amount of 4.75% senior secured notes due 2021 The “2021 Senior Secured Notes”). The amendment to our Senior Secured Credit Facilities, among other things, established commitments for a new seven-year senior secured term loan B-12 facility in an aggregate principal amount of $870 million (the “2023 Maturity Term Loans”), a new five-year senior secured term loan A-2 facility in an aggregate principal amount of $650 million (the “2021 Maturity A Term Loans”), and a new five-year senior secured term loan B-14 facility in an aggregate principal amount of $260 million (the “2021

Maturity B Term Loans”). We used the proceeds of the new notes and new facilities, together with cash on hand, to repay $1,678 million of our existing term loan B-10 facility (the “2018 Maturity Term Loans”), $252.6 million on the term A-1 facility (the “2019 Maturity Term Loans”) and all $249.4 million outstanding on the term loan B-11 facility (“B-11 Term Loans”). In addition, the amendment provided for an extended senior secured revolving credit facility with a maturity date of June 17, 2021 in an aggregate amount of $300 million (the “Extended Revolving Credit Commitments”).

The refinancing and use of proceeds resulted in the following benefits:

•

we extended our weighted average length of maturity from 3.7 years to 5.75 years, while maintaining an attractively priced cost of capital, with a weighted average cost of debt of 4.10%, an increase from 3.90% as of March 31, 2016, excluding amortization of deferred financing fees and unused commitment fees; and

•	we increased our percentage of fixed rate debt from 30% to 42% (43% at September 30, 2016) of our total debt portfolio.

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

Overview of 2016 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the three and nine months ended September 30, 2016. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. Unless otherwise stated, financial results discussed herein refer to continuing operations.

•	Our revenue decreased $3.0 million, or 0.5%, during the three months ended September 30, 2016 compared to revenue during the three months ended September 30, 2015.
•	Our revenue increased $12.8 million, or 0.7%, during the nine months ended September 30, 2016 compared to revenue during the nine months ended September 30, 2015.
•	Our operating income decreased $14.9 million, or 11.9%, during the three months ended September 30, 2016 compared to operating income during the three months ended September 30, 2015.
•	Our operating income decreased $10.0 million, or 2.8%, during the nine months ended September 30, 2016 compared to operating income during the nine months ended September 30, 2015.
•

On March 14, 2016, we completed the acquisition of substantially all of the assets of Synrevoice, a provider of messaging and notification services to the K-12 education and commercial markets in North America. The purchase price was approximately $9.3 million and was funded with cash on hand. This business is included in the Interactive Services reportable segment.

•	On June 17, 2016, we entered into the Seventh Amendment and issued the 2021 Senior Secured Notes.
•

On June 21, 2016, we completed the sale of land, buildings and improvements which were previously classified as held for sale for $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million.  We also entered into a 12-year leaseback agreement for one of the buildings.  This lease is classified as an operating lease and the related $6.1 million gain, included in the $19.0 million realized gain, is being deferred and will be recognized over the lease term.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue: The tables below summarize the changes in our revenue for the three and nine months ended September 30, 2016 compared to the revenue for the three and nine months ended September 30, 2015.

	Amounts in Millions	Contribution to Growth %
Revenue for the three months ended September 30, 2015	$574.4
Revenue from acquired entities	6.6	1.1%
Estimated impact of foreign exchange rates	(5.3)	(0.9)%
Revenue from previously disclosed lost client	(10.3)	(1.8)%
Adjusted organic growth, net	6.0	1.0%
Revenue for the three months ended September 30, 2016	$571.4	(0.5)%

Total revenue for the three months ended September 30, 2016 decreased approximately $3.0 million, or 0.5%, to $571.4 million from $574.4 million for the three months ended September 30, 2015. This decrease was partially offset by revenue of $6.6 million from the acquisitions of Synrevoice, ClientTell and Magnetic North. During the three month ended September 30, 2016, we experienced lower than expected revenue from our on-demand automated conferencing solutions ("automated") and operator assisted conferencing products, with July being the weakest month of the quarter. Conferencing clients also migrated from higher priced solutions, such as operator assisted calls, to lower priced automated services and reduced add-on services. Our non-conferencing businesses grew 5.3 percent, with particularly strong results in our UCaaS, healthcare advocacy and interactive services businesses.

The loss of a previously disclosed large Telecom Services client negatively impacted our revenue growth by approximately $10.3 million during the quarter.

Foreign exchange rates had a negative impact of approximately $5.3 million on our revenue for the three months ended September 30, 2016 when comparing the foreign exchange rates in place during this quarter to those in place during the three months ended September 30, 2015.

Adjusted organic growth is a non-GAAP measure that excludes revenue from acquired entities, revenue from previously disclosed lost clients and the estimated impact of foreign currency exchange rates. We believe adjusted organic revenue growth provides a useful measure of growth in our ongoing business.

	Amounts in Millions	Contribution to Growth %
Revenue for the nine months ended September 30, 2015	$1,711.8
Revenue from acquired entities	21.0	1.2%
Estimated impact of foreign exchange rates	(11.4)	(0.7)%
Revenue from two previously disclosed lost clients	(44.5)	(2.6)%
Adjusted organic growth, net	47.7	2.8%
Revenue for the nine months ended September 30, 2016	$1,724.6	0.7%

Total revenue for the nine months ended September 30, 2016 increased approximately $12.8 million, or 0.7%, to $1,724.6 million from $1,711.8 million for the nine months ended September 30, 2015. This increase included revenue of $21.0 million from the acquisitions of Synrevoice, ClientTell, Magnetic North, and SharpSchool.

The loss of two previously disclosed large clients within our Unified Communications Services reportable segment negatively impacted our revenue growth by approximately $44.5 million.

Foreign exchange rates had a negative impact of approximately $11.4 million on our revenue for the nine months ended September 30, 2016 when comparing the foreign exchange rates in place during this period to those in place during the nine months ended September 30, 2015.

Revenue by reportable segment:

	For the Three Months Ended September 30,
	2016	% of Total Revenue	2015	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$352,377	61.7%	$365,822	63.7%	$(13,445)	(3.7)%
Safety Services	75,061	13.1%	73,812	12.8%	1,249	1.7%
Interactive Services	76,439	13.4%	68,237	11.9%	8,202	12.0%
Specialized Agent Services	70,255	12.3%	68,196	11.9%	2,059	3.0%
Intersegment eliminations	(2,725)	-0.5%	(1,619)	-0.3%	(1,106)	NM
Total	$571,407	100.0%	$574,448	100.0%	$(3,041)	(0.5)%

NM—Not Meaningful

During the three months ended September 30, 2016, Unified Communications Services revenue decreased $13.4 million, or 3.7%, to $352.4 million from $365.8 million for the three months ended September 30, 2015. Negative impacts of foreign exchange rates of approximately $5.3 million and the large Telecom Services client loss of $10.3 million and price compression were partially offset by revenue from new sales, client volume growth, particularly in our UCaaS business which grew 25% on an organic basis, and revenue of $2.1 million from the acquisition of Magnetic North. Adjusted organic growth, net for Unified Communications Services was flat for the three months ended September 30, 2016.

The volume of minutes used for our automated conferencing services, which accounts for just over half of the Unified Communications Services revenue, grew approximately 0.3% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, while the average rate per minute for automated services declined by approximately 6.8%. Using constant currency foreign exchange rates, our average rate per minute for automated conferencing services declined by approximately 5.1% for the three months ended September 30, 2016. We experienced lower than expected revenue from our automated and operator assisted conferencing products. Conferencing clients also migrated from higher priced solutions, such as operator assisted calls, to lower priced automated services.

During the three months ended September 30, 2016, Safety Services revenue increased $1.2 million, or 1.7%, to $75.1 million from $73.8 million for the three months ended September 30, 2015. The increase was primarily due to sales to customers adopting new technologies, partially offset by price compression for volume based pricing arrangements and by lower equipment sales which can fluctuate quarter to quarter.

During the three months ended September 30, 2016, Interactive Services revenue increased $8.2 million, or 12.0%, to $76.4 million from $68.2 million for the three months ended September 30, 2015. The acquisitions of Synrevoice and ClientTell contributed $4.4 million of the increase in revenue. The remaining increase was primarily due to new clients and increased volumes from existing clients, across multiple vertical markets, including education and healthcare, partially offset by price compression.

During the three months ended September 30, 2016, Specialized Agent Services revenue increased $2.1 million, or 3.0%, to $70.3 million from $68.2 million for the three months ended September 30, 2015. This increase in revenue was primarily due to double-digit revenue growth in our healthcare advocacy services due to increased volume as well as expanded product offerings, partially offset by slower than historical recoveries from our cost management services.

During the three months ended September 30, 2016, our international revenue was $109.1 million which included $3.2 million from the acquisitions of Magnetic North and Synrevoice. On a constant currency basis, our international revenue declined 1.1%. Excluding the acquisitions our constant currency international revenue declined by 4.0% due primarily to a decline in automated conferencing minutes and average price per minute in the EMEA region.

For each of the three months ended September 30, 2016 and 2015, revenue from our largest 100 clients accounted for approximately 45% of our total revenue. In each of these periods, no client accounted for more than 10% of our aggregate revenue.

	For the Nine Months Ended September 30,
	2016	% of Total Revenue	2015	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$1,085,248	62.9%	$1,109,931	64.8%	$(24,683)	(2.2)%
Safety Services	220,648	12.8%	208,528	12.2%	12,120	5.8%
Interactive Services	221,400	12.8%	194,332	11.4%	27,068	13.9%
Specialized Agent Services	206,128	12.0%	203,840	11.9%	2,288	1.1%
Intersegment eliminations	(8,841)	-0.5%	(4,802)	-0.3%	(4,039)	NM
Total	$1,724,583	100.0%	$1,711,829	100.0%	$12,754	0.7%

NM—Not Meaningful

During the nine months ended September 30, 2016, Unified Communications Services revenue decreased $24.7 million, or 2.2%, to $1,085.2 million from $1,109.9 million for the nine months ended September 30, 2015. Negative impacts of foreign exchange rates of approximately $11.4 million and the two large client losses of $44.5 million and price compression were partially offset by revenue from new sales, client volume growth and revenue of $6.5 million from the acquisition of Magnetic North. Adjusted organic growth, net for Unified Communications Services was 2.2% for the nine months ended September 30, 2016.

The volume of minutes used for our automated conferencing services, which accounts for just over half of the Unified Communications Services revenue, grew approximately 2.3% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, while the average rate per minute for automated services declined by approximately 5.6%. Adjusting for the impact of the loss of a large conferencing client, the volume of minutes used for our automated conferencing services grew by approximately 2.8% and our average rate per minute for automated conferencing services declined by approximately 4.8% for the nine months ended September 30, 2016. Our year-to-date results reflect less than expected revenue from our automated and operator assisted conferencing products and the migration of conferencing clients from higher priced solutions to lower priced automated services during the third quarter.

During the nine months ended September 30, 2016, Safety Services revenue increased $12.1 million, or 5.8%, to $220.6 million from $208.5 million for the nine months ended September 30, 2015. The increase was primarily due to sales and volume growth from customers adopting new technologies, partially offset by lower equipment sales, which can fluctuate period to period, and price compression for volume based pricing arrangements.

During the nine months ended September 30, 2016, Interactive Services revenue increased $27.1 million, or 13.9%, to $221.4 million from $194.3 million for the nine months ended September 30, 2015. The acquisitions of Synrevoice, ClientTell and SharpSchool contributed $14.4 million of the increase in revenue. The remaining increase was primarily due to new clients as well as increased volumes from existing clients, across multiple markets, including education and healthcare, partially offset by price compression.

During the nine months ended September 30, 2016, Specialized Agent Services revenue increased $2.3 million, or 1.1%, to $206.1 million from $203.8 million for the nine months ended September 30, 2015. The increase in revenue is primarily the result of double-digit revenue growth in our healthcare advocacy services due to increased volume as well as expanded product offerings. This increase in revenue was partially offset by client mix, delayed program implementations due to challenging labor markets in our revenue generation services and slower than historical recoveries from our cost management services.

During the nine months ended September 30, 2016, our international revenue was $350.5 million which included $9.3 million from acquisitions. On a constant currency basis, our international revenue increased 3.0%. Excluding the acquisitions our constant currency international revenue increased 0.4% due primarily to a decline in automated conferencing minutes and average price per minute in the EMEA region.

During the nine months ended September 30, 2016 and 2015, our largest 100 clients accounted for approximately 43% and 45% of our total revenue, respectively. In each of these periods, no client accounted for more than 10% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense, commissions and other costs directly related to providing services to our clients. Cost of services increased approximately $1.5 million, or 0.6%, in the three months ended September

30, 2016, to $247.8 million, from $246.3 million for the three months ended September 30, 2015. The increase in cost of services during the three months ended September 30, 2016 included $1.0 million from the acquisitions completed in 2016 and 2015. The remaining net increase of $0.5 million was primarily driven by increased labor costs and higher equipment cost of goods sold, partially offset by cost savings initiatives. As a percentage of revenue, cost of services increased to 43.4% for the three months ended September 30, 2016, from 42.9% for the three months ended September 30, 2015. The increase in cost of services as a percentage of revenue is primarily due to lower revenue in Unified Communications Services.

Cost of Services by reportable segment:

	For the Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$171,168	48.6%	$168,737	46.1%	$2,431	1.4%
Safety Services	24,921	33.2%	28,118	38.1%	(3,197)	(11.4)%
Interactive Services	16,838	22.0%	15,968	23.4%	870	5.4%
Specialized Agent Services	36,366	51.8%	34,239	50.2%	2,127	6.2%
Intersegment eliminations	(1,476)	NM	(725)	NM	(751)	NM
Total	$247,817	43.4%	$246,337	42.9%	$1,480	0.6%

NM—Not Meaningful

During the three months ended September 30, 2016, Unified Communications Services cost of services increased $2.4 million, or 1.4%, to $171.2 million from $168.7 million for the three months ended September 30, 2015. Using constant currency foreign exchange rates, cost of services for the three months ended September 30, 2016 would have been approximately $3.2 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the three months ended September 30, 2016 increased to 48.6% from 46.1% for the three months ended September 30, 2015. The increase in cost of services as a percentage of revenue was due primarily to the loss of a large telecom services customer which had an above average gross margin, product mix caused by higher equipment sales which have a higher cost of services and price compression combined with nearly flat minutes for automated conferencing. Our average cost per minute did decline in the quarter, but not as much as we had planned as we experienced price increases internationally, some of which were implemented due to the decline in the value of the British pound sterling relative to other currencies.

During the three months ended September 30, 2016, Safety Services cost of services decreased $3.2 million or 11.4% to $24.9 million from $28.1 million for the three months ended September 30, 2015. The decrease in cost of services was primarily due to cost savings initiatives and product mix caused by lower equipment sales which have a higher cost of services. As a percentage of revenue, Safety Services cost of services during the three months ended September 30, 2016 decreased to 33.2% from 38.1% for the three months ended September 30, 2015 due to product mix, coupled with cost savings initiatives.

During the three months ended September 30, 2016, Interactive Services cost of services increased $0.9 million, or 5.4%, to $16.8 million from $16.0 million for the three months ended September 30, 2015. The increase in cost of services included $0.6 million from acquisitions made in 2016 and 2015. As a percentage of revenue, Interactive Services cost of services during the three months ended September 30, 2016 decreased to 22.0% from 23.4% for the three months ended September 30, 2015. The decrease in cost of services as a percentage of revenue is due primarily to product mix.

During the three months ended September 30, 2016, Specialized Agent Services cost of services increased $2.1 million, or 6.2%, to $36.4 million from $34.2 million for the three months ended September 30, 2015. As a percentage of revenue, Specialized Agent Services cost of services during the three months ended September 30, 2016 increased to 51.8% from 50.2% for the three months ended September 30, 2015. The increase in cost of services was primarily due to additional direct headcount to support revenue, increased labor rates in response to challenging labor markets in our revenue generation services business and product and client mix.

Cost of services increased approximately $7.0 million, or 1.0%, in the nine months ended September 30, 2016, to $738.3 million, from $731.3 million for the nine months ended September 30, 2015. The increase in cost of services during the nine months ended September 30, 2016 included $3.3 million from the acquisitions completed in 2016 and 2015. The remaining net increase of $3.7 million was primarily driven by increased service volume and increases in labor costs which were partially offset by cost savings initiatives. As a percentage of revenue, cost of services increased to 42.8% for the nine months ended September 30, 2016, from 42.7% for the nine months ended September 30, 2015. The increase in cost of services as a percentage of revenue is primarily due to lower revenue in Unified Communications Services.

	For the Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$511,015	47.1%	$510,179	46.0%	$836	0.2%
Safety Services	78,925	35.8%	81,301	39.0%	(2,376)	(2.9)%
Interactive Services	49,908	22.5%	43,199	22.2%	6,709	15.5%
Specialized Agent Services	103,277	50.1%	98,272	48.2%	5,005	5.1%
Intersegment eliminations	(4,870)	NM	(1,647)	NM	(3,223)	NM
Total	$738,255	42.8%	$731,304	42.7%	$6,951	1.0%

NM—Not Meaningful

During the nine months ended September 30, 2016, Unified Communications Services cost of services increased $0.8 million, or 0.2%, to $511.0 million from $510.2 million for the nine months ended September 30, 2015. Using constant currency foreign exchange rates, cost of services for the nine months ended September 30, 2016 would have been approximately $7.0 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the nine months ended September 30, 2016 increased to 47.1% from 46.0% for the nine months ended September 30, 2015. The increase in cost of services as a percentage of revenue was due primarily to the loss of a large telecom services customer which had an above average gross margin and the loss of a large conferencing customer, higher equipment sales which have a higher cost of services, and price compression in automated and operator assisted conferencing products partially offset by growth in streaming, web and video products.

During the nine months ended September 30, 2016, Safety Services cost of services decreased $2.4 million, or 2.9%, to $78.9 million from $81.3 million for the nine months ended September 30, 2015. The decrease in cost of services was primarily due to cost savings initiatives and product mix caused by lower equipment sales which have a higher cost of services. As a percentage of revenue, Safety Services cost of services during the nine months ended September 30, 2016 decreased to 35.8% from 39.0% for the nine months ended September 30, 2015 due to cost savings initiatives and product mix.

During the nine months ended September 30, 2016, Interactive Services cost of services increased $6.7 million, or 15.5%, to $49.9 million from $43.2 million for the nine months ended September 30, 2015. The increase in cost of services included $2.1 million from acquisitions made in 2016 and 2015. As a percentage of revenue, Interactive Services cost of services during the nine months ended September 30, 2016 increased to 22.5% from 22.2% for the nine months ended September 30, 2015. The increase in cost of services as a percentage of revenue is due primarily to product and client mix.

During the nine months ended September 30, 2016, Specialized Agent Services cost of services increased $5.0 million, or 5.1%, to $103.3 million from $98.3 million for the nine months ended September 30, 2015. As a percentage of revenue, Specialized Agent Services cost of services during the nine months ended September 30, 2016 increased to 50.1% from 48.2% for the nine months ended September 30, 2015. The increase in cost of services as a percentage of revenue is primarily due to additional direct headcount to support revenue, increased labor rates in response to challenging labor markets in our revenue generation services business and product and client mix.

SG&A expenses: SG&A expenses increased by approximately $10.3 million, or 5.1%, to $214.1 million for the three months ended September 30, 2016 from $203.8 million for the three months ended September 30, 2015. The increase in SG&A expenses during the three months ended September 30, 2016 included $5.5 million from the acquisitions completed in 2016 and 2015 and a $5.5 million increase in corporate unallocated expenses due to the mark-to-market adjustment for the increase in value of investments in our non-qualified retirement plans. Excluding SG&A from acquired entities and the mark-to-market adjustment SG&A was flat for the quarter.  Increases in labor costs were offset by reductions in contract labor and bonus expense. As a percentage of revenue, SG&A expenses increased to 37.5% for the three months ended September 30, 2016 from 35.5% for the three months ended September 30, 2015.

SG&A expenses by reportable segment:

	For the Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$101,803	28.9%	$101,253	27.7%	$550	0.5%
Safety Services	32,992	44.0%	35,446	48.0%	(2,454)	(6.9)%
Interactive Services	49,804	65.2%	46,049	67.5%	3,755	8.2%
Specialized Agent Services	29,517	42.0%	27,215	39.9%	2,302	8.5%
Corporate other - unallocated	1,224	NM	(5,312)	NM	6,536	NM
Intersegment eliminations	(1,249)	NM	(894)	NM	(355)	NM
Total	$214,091	37.5%	$203,757	35.5%	$10,334	5.1%

NM—Not Meaningful

During the three months ended September 30, 2016, Unified Communications Services SG&A expenses increased $0.6 million, or 0.5%, to $101.8 million from $101.3 million for the three months ended September 30, 2015. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the three months ended September 30, 2016 would have been approximately $3.0 million higher. The increase was primarily due to increased expenses to support growth in the UCaaS market and $2.3 million from the acquisition of Magnetic North and increased labor rates, partially offset by cost savings initiatives and lower bonus accruals. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the three months ended September 30, 2016 increased to 28.9% compared to 27.7% for the three months ended September 30, 2015.

During the three months ended September 30, 2016, Safety Services SG&A expenses decreased $2.5 million, or 6.9%, to $33.0 million from $35.4 million for the three months ended September 30, 2015. The decrease in SG&A expenses during the three months ended September 30, 2016, was due primarily to lower amortization expense and the results of cost savings initiatives. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the three months ended September 30, 2016 decreased to 44.0% compared to 48.0% for the three months ended September 30, 2015.

During the three months ended September 30, 2016, Interactive Services SG&A expenses increased $3.8 million, or 8.2%, to $49.8 million from $46.0 million for the three months ended September 30, 2015. The increase in SG&A expenses during the three months ended September 30, 2016 included $3.2 million from acquisitions made in 2016 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand and increased labor rates. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the three months ended September 30, 2016, decreased to 65.2% compared to 67.5% for the three months ended September 30, 2015.

During the three months ended September 30, 2016, Specialized Agent Services SG&A expenses increased $2.3 million, or 8.5%, to $29.5 million from $27.2 million for the three months ended September 30, 2015. This increase in SG&A expense was driven by increased labor rates and investments in product enhancements and sales to accelerate revenue growth, along with higher travel expenses and increased headcount levels. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the three months ended September 30, 2016 increased to 42.0% compared to 39.9% for the three months ended September 30, 2015.

During the three months ended September 30, 2016, Corporate other unallocated SG&A expenses consisted of $0.9 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $2.2 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. During the three months ended September 30, 2015, there were $1.9 million of unallocated foreign currency gains and $3.4 million of mark-to-market losses on investments in our non-qualified retirement plans. These mark-to-market losses result in a decrease in SG&A and a corresponding decrease in other non-operating income. All other corporate expenses are allocated to our four reportable segments.

SG&A expenses increased by approximately $15.8 million, or 2.5%, to $644.8 million for the nine months ended September 30, 2016 from $629.0 million for the nine months ended September 30, 2015. The increase in SG&A expenses during the nine months ended September 30, 2016 included $20.0 million from the acquisitions completed in 2016 and 2015. The $20.0 million of SG&A from acquired entities includes $6.8 million of amortization of acquired intangible assets. Share-based compensation contributed $3.1 million to the increase in SG&A due to annual restricted stock awards made in September 2015 and March 2016. Also contributing to the increase in SG&A expenses were the change in corporate unallocated expense due to the mark-to-market reclassification for the increase in value of our investments in our non-qualified retirement plans increased labor rates and higher severance costs. These increases in SG&A increases were partially offset by the $13.0 million gain on the sale of buildings that were previously occupied by the businesses we divested in 2015, reductions in contract labor expenses, bonus expense and cost savings initiatives. As a percentage of revenue, SG&A expenses increased to 37.4% for the nine months ended September 30, 2016 compared to 36.7% for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$316,997	29.2%	$310,084	27.9%	$6,913	2.2%
Safety Services	103,731	47.0%	110,523	53.0%	(6,792)	(6.1)%
Interactive Services	149,929	67.7%	132,709	68.3%	17,220	13.0%
Specialized Agent Services	91,055	44.2%	81,299	39.9%	9,756	12.0%
Corporate other - unallocated	(12,937)	NM	(2,415)	NM	(10,522)	NM
Intersegment eliminations	(3,971)	NM	(3,155)	NM	(816)	NM
Total	$644,804	37.4%	$629,045	36.7%	$15,759	2.5%

NM—Not Meaningful

During the nine months ended September 30, 2016, Unified Communications Services SG&A expenses increased $6.9 million, or 2.2%, to $317.0 million from $310.1 million for the nine months ended September 30, 2015. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the nine months ended September 30, 2016 would have been approximately $8.1 million higher. The increase was primarily due to increased expenses to support growth in the UCaaS market and $7.4 million from the acquisition of Magnetic North, partially offset by cost savings initiatives. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the nine months ended September 30, 2016 increased to 29.2% compared to 27.9% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, Safety Services SG&A expenses decreased $6.8 million, or 6.1%, to $103.7 million from $110.5 million for the nine months ended September 30, 2015. The decrease in SG&A expenses during the nine months ended September 30, 2016, was due primarily to lower amortization expense and the results of cost savings initiatives. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the nine months ended September 30, 2016 decreased to 47.0% compared to 53.0% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, Interactive Services SG&A expenses increased $17.2 million, or 13.0%, to $149.9 million from $132.7 million for the nine months ended September 30, 2015. The increase in SG&A expenses during the nine months ended September 30, 2016 included $12.6 million from acquisitions made in 2016 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand and increased labor rates. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the nine months ended September 30, 2016, decreased to 67.7% compared to 68.3% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, Specialized Agent Services SG&A expenses increased $9.8 million, or 12.0%, to $91.1 million from $81.3 million for the nine months ended September 30, 2015. This increase in SG&A expense was driven by the need for additional resources that were previously shared with the agent businesses we divested on March 3, 2015, increased labor rates and severance costs and investments in product enhancements and sales to accelerate revenue growth. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the nine months ended September 30, 2016 increased to 44.2% compared to 39.9% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, Corporate other unallocated SG&A expenses consisted of the $13.0 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015, $3.3 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $3.2 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. During the nine months ended September 30, 2015, there were $0.2 million of unallocated foreign currency gains. In addition, the nine months ended September 30, 2015 included $2.2 million of mark-to-market losses on investments in our non-qualified retirement plans. These mark-to-market losses resulted in a decrease in SG&A and a corresponding decrease in other non-operating income. All other corporate expenses are allocated to our four reportable segments.

Operating income: Operating income decreased $14.9 million, or 11.9%, to $109.5 million for the three months ended September 30, 2016 from $124.4 million for the three months ended September 30, 2015. In addition to the $5.5 million negative impact of the mark-to-market adjustment, operating income declined due to lower operating income in the Unified Communications segment resulting from price compression and slower minute growth in automated conferencing, fewer calls and add-on services in operator assisted conferencing and the higher than average margin on the lost telecom services client, partially offset by strong operating performance in Safety Services and Interactive Services. As a percentage of revenue, operating income decreased to 19.2% for the three months ended September 30, 2016 from 21.6% for the three months ended September 30, 2015.

Operating income by reportable segment:

	For the Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$79,406	22.5%	$95,832	26.2%	$(16,426)	(17.1)%
Safety Services	17,148	22.8%	10,248	13.9%	6,900	67.3%
Interactive Services	9,797	12.8%	6,220	9.1%	3,577	57.5%
Specialized Agent Services	4,372	6.2%	6,742	9.9%	(2,370)	(35.2)%
Corporate other unallocated	(1,224)	NM	5,312	NM	(6,536)	NM
Total	$109,499	19.2%	$124,354	21.6%	$(14,855)	(11.9)%

NM—Not Meaningful

Operating income decreased $10.0 million, or 2.8%, to $341.5 million for the nine months ended September 30, 2016 from $351.5 million for the nine months ended September 30, 2015. In addition to the $5.5 million negative impact of the mark-to-market adjustment, operating income declined due to lower operating income in the Unified Communications segment resulting from price compression and slower minute growth in automated conferencing, fewer calls and add-on services in operator assisted conferencing and the higher than average margin on the lost telecom services client, partially offset by strong operating performance in Safety Services and the sale of the buildings. As a percentage of revenue, operating income decreased to 19.8% for the nine months ended September 30, 2016 from 20.5% for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$257,236	23.7%	$289,668	26.1%	$(32,432)	(11.2)%
Safety Services	37,992	17.2%	16,704	8.0%	21,288	127.4%
Interactive Services	21,563	9.7%	18,424	9.5%	3,139	17.0%
Specialized Agent Services	11,796	5.7%	24,269	11.9%	(12,473)	(51.4)%
Corporate other unallocated	12,937	NM	2,415	NM	10,522	NM
Total	$341,524	19.8%	$351,480	20.5%	$(9,956)	(2.8)%

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

Other expense for the three months ended September 30, 2016 was $37.6 million compared to $44.7 million for the three months ended September 30, 2015. Other expense for the nine months ended September 30, 2016 was $148.8 million compared to $118.2 million for the nine months ended September 30, 2015.  Other expense for the three and nine months ended September 30, 2016 included $1.2 million and $36.5 million, respectively, of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments. Interest expense for the three and nine months ended September 30, 2016 was $36.8 million and $113.3 million, respectively, compared to $38.4 million and $115.7 million, respectively, for the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2016, we recognized losses of $2.0 million and $5.3 million, respectively, on affiliate transactions denominated in foreign currencies.  During the three and nine months ended September 30, 2015, we recognized losses of $3.3 million and $1.7 million, respectively, on affiliate transactions denominated in foreign currencies.

During the three and nine months ended September 30, 2016, we recognized a gains of $2.2 million and $3.2 million, respectively, in marking the investments in our non-qualified retirement plans to market. During the three and nine months ended September 30, 2015 we recognized a loss of $3.4 million and a loss of $2.2 million, respectively, in marking the investments in our non-qualified retirement plans to market. Mark-to-market gains or losses, recognized in other income, on the investments in our non-qualified retirement plans are offset by additional or reduced compensation expense related to the non-qualified retirement plans that is recorded in Corporate other unallocated SG&A expense.

During the three and nine months ended September 30, 2016, revenue from transition service agreements, net of transition service expenses, and related rental income associated with the divestiture of several of our agent-based businesses in the first quarter of 2015 was $0.0 million and $2.3 million, respectively. During the three and nine months ended September 30, 2015, revenue from transition service agreements, net of transition service expenses, and related rental income was $0.2 million and $0.1 million, respectively.

Income from continuing operations: Our income from continuing operations decreased $3.2 million for the three months ended September 30, 2016 to $47.5 million from $50.7 million for the three months ended September 30, 2015. For the three and nine months ended September 30, 2016, income from continuing operations includes a provision for income tax expense at an effective rate of approximately 33.9% and 35.1%, respectively  compared to 36.3% for both the three and nine months ended September 30, 2015. The reduction in the effective tax rate was due to favorable developments impacting liabilities accrued for uncertain tax positions, resulting primarily from the resolution of statute of limitations and international risk issues.

Our income from continuing operations decreased $23.5 million for the nine months ended September 30, 2016 to $125.1 million from $148.6 million for the nine months ended September 30, 2015. The decrease in income from continuing operations was driven primarily by $36.5 million of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments. This decrease was partially offset by the $13.0 million gain recognized on the sale of buildings. The net impact on income from continuing operations from the accelerated amortization and sale of the buildings was a reduction of $15.1 million. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 35.1% for the nine months ended September 30, 2016 compared to 36.3% for the nine months ended September 30, 2015.

Earnings per common share from continuing operations: Earnings per common share-basic and diluted from continuing operations for the three months ended September 30, 2016 were $0.57 and $0.56, respectively. Earnings per common share-basic and diluted from continuing operations for the three months ended September 30, 2015 were $0.61 and $0.60, respectively. Earnings per common share-basic and diluted from continuing operations for the nine months ended September 30, 2016 were $1.51 and $1.48, respectively. Earnings per common share-basic and diluted from continuing operations for the nine months ended September 30, 2015 were $1.78 and $1.74, respectively.

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

The following table summarizes our net cash flows by category from continuing operations for the periods presented:

	For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	Change	% Change
Net cash flows from continuing operating activities	$301,602	$283,221	$18,381	6.5%
Net cash flows used in continuing investing activities	$(67,067)	$(113,782)	$46,715	(41.1)%
Net cash flows used in continuing financing activities	$(223,535)	$(364,790)	$141,255	(38.7)%

Net cash flows from continuing operating activities increased $18.4 million, or 6.5%, to $301.6 million for the nine months ended September 30, 2016 compared to net cash flows from continuing operating activities of $283.2 million for the nine months ended September 30, 2015. The increase in net cash flows from continuing operations is primarily due to lower income tax payments compared to last year resulting from an overpayment of 2015 taxes being applied to 2016 and lower taxable income, largely due to the accelerated amortization of deferred financing costs. The improvement in cash flows from continuing operations was partially offset by a decrease in income from continuing operations and the timing of payments to vendors, interest payments and payroll dates. Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 63 days at September 30, 2016, compared to 62 days at September 30, 2015. The increase in DSO of approximately one day decreased our net cash flows from continuing operating activities by approximately $6.2 million.

Net cash flows used in continuing investing activities decreased $46.7 million to $67.1 million for the nine months ended September 30, 2016 compared to net cash flows used in continuing investing activities of $113.8 million for the nine months ended September 30, 2015. The primary cause of this reduction in net cash flows used in continuing investing activities was the $38.5 million net proceeds we received in connection with the sale of buildings previously occupied by the businesses we divested in 2015 and other property sales. During the nine months ended September 30, 2016, cash used for capital expenditures, primarily for the purchase of software and computer equipment for product enhancements and new contracts or clients, was $99.3 million compared to $96.2 million for the nine months ended September 30, 2015. Net cash flows used for business acquisitions during the nine months ended September 30, 2016 was $7.6 million less than the nine months ended September 30, 2015. The timing of cash collections on behalf of certain Specialized Agent Services Cost Management clients and the subsequent remittance of cash to those clients resulted in a $3.8 million increase in other cash flows from investing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Net cash flows used in continuing financing activities decreased $141.3 million to $223.5 million for the nine months ended September 30, 2016 compared to net cash flows used in continuing financing activities of $364.8 million for the nine months ended September 30, 2015. The decrease in cash used for continuing financing activities is primarily due to reduced repayments, net of proceeds, on our various credits facilities during the nine months ended September 30, 2016 of $135.5 million compared to the nine months ended September 30, 2015. The reduction in repayments is primarily due to the repayment of $185.0 million on our Securitization Facility during the nine months ended September 30, 2015. In connection with our refinancing during the nine months ended September 30, 2016 we paid $27.1 million of deferred financing and other debt-related costs. During the nine months ended September 30, 2016, we completed the repurchase of one million shares of our common stock in the open market for an aggregate purchase price of approximately $22.0 million. During the nine months ended September 30, 2015, we completed the repurchase of two million shares of common stock in two private transactions for an aggregate purchase price of approximately $60.0 million.

As of September 30, 2016, the amount of cash and cash equivalents held by our foreign subsidiaries was $114.9 million. We have accrued U.S. taxes on $186.2 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $237.2 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Subject to legally available funds, we presently intend to pay a quarterly cash dividend at a rate equal to approximately $19.0 million per quarter (or an annual rate of $76.0 million). Based on approximately 84.6 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On November 1, 2016, we announced a $0.225 per common share quarterly dividend payable on November 23, 2016 to stockholders of record as of the close of business on November 14, 2016.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Long-term Obligations

Our long-term obligations are comprised of the following:

(i)	Senior Secured Credit Facilities;
(ii)	5.375% notes due 2022 (the “2022 Senior Notes”) issued under an indenture;
(iii)	(the “2021 Senior Secured Notes”); and
(iv)	the Securitization Facility.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facilities

Term Loans

We have four tranches of term loans outstanding under our Senior Secured Credit Facilities: the 2019 Maturity Term Loans, the 2021 Maturity A Term Loans, the 2021 Maturity B Term Loans and the 2023 Maturity Term Loans. As of September 30, 2016, we had outstanding approximately $28.8 million of 2019 Maturity Term Loans, $645.9 million of 2021 Maturity A Term Loans, $259.4 million of 2021 Maturity B Term Loans and $867.8 million of 2023 Maturity Term Loans.

On June 17, 2016 (the “Seventh Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into Seventh Amendment, amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among the Company, Wells Fargo, as administrative agent, and the various lenders and other parties party thereto from time to time (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013, Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, and, as further amended by the Seventh Amendment, the “Credit Agreement”).

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
•

provided for an increase of 2021 Maturity A Term Loans with incremental 2021 Maturity A Term Loans, which were added to and constitute a single class of term loans with the 2021 Maturity A Term Loans, such that the aggregate amount of 2021 Maturity A Term Loans (after giving effect to the incurrence of the incremental 2021 Maturity A Term Loans) was $650.0 million;

•

provided for an increase of 2023 Maturity Term Loans with incremental 2023 Maturity Term Loans, which were added to and constitute a single class of term loans with the 2023 Maturity Term Loans, such that the aggregate amount of 2023 Maturity Term Loans (after giving effect to the incurrence of the incremental 2023 Maturity Term Loans) was $870.0 million;

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

•

provided for annual amortization (payable in quarterly installments) in respect of the 2021 Maturity B Term Loans in an amount equal to 1.0% of the original aggregate principal amount of the 2021 Maturity B Term Loans outstanding on the Seventh Amendment Effective Date until the maturity date, at which point all remaining outstanding 2021 Maturity B Term Loans shall become due and payable; and

•

provided for annual amortization (payable in quarterly installments and based on the original aggregate principal amount of the 2021 Maturity A Term Loans outstanding on the Seventh Amendment Effective Date) in respect of the 2021 Maturity A Term Loans payable at a 2.5% annual rate for the three fiscal quarters in the nine-month period ending March 31, 2017, a 5.0% annual rate for the four fiscal quarters in the year ending March 31, 2018, a 7.5% annual rate for the four fiscal quarters in the year ending March 31, 2019, a 10.0% annual rate for the four fiscal quarters in the year ending March 31, 2020 and a 2.5% quarterly rate thereafter until the maturity date, at which point all remaining outstanding 2021 Maturity A Term Loans shall become due and payable.

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

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities, but excluding accelerated debt amortization costs in connection with the terminated non-extended and extended revolving credit commitments and repayment of existing non-extending 2019 Maturity Term Loans, 2018 Maturity Term Loans and B-11 Term Loans, for the nine months ended September 30, 2016 was 4.16% compared to 3.91% during the nine months ended September 30, 2015. With respect to the interest rates for our term loans, the Seventh Amendment provided for:

•

an interest rate margin applicable to the 2021 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.50%, as of September 30, 2016), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity A Term Loans, and from 0.75% to 1.50% for base rate loans (1.50%, as of September 30, 2016);

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

During the nine months ended September 30, 2016, in addition to the repayments described above in connection with the Seventh Amendment we repaid $25.9 million on our 2018 Maturity Term Loans, based on an excess cash flow calculation provision in the Credit Agreement and $109.4 million in voluntary prepayments, which repaid the 2018 Maturity Term Loan in full. Also, during the nine months ended September 30, 2016. In addition, during the three months ended September 2016, in addition to scheduled amortization payments, we made a $50.0 million voluntary prepayment on the 2019 Maturity Term Loans.

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

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.75% to 2.50% for LIBOR rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans. As of September 30, 2016, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.50% for LIBOR rate loans and 1.50% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.375% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at September 30, 2016 and its predecessor senior secured revolving credit facility was undrawn at December 31, 2015. The Senior Secured Revolving Credit Facility and its predecessor senior secured revolving credit facility were undrawn during the nine months ended September 30, 2016. The average daily outstanding balance on our senior secured revolving credit facility during the nine months ended September 30, 2015 was $10.0 million.

Senior Notes

2021 Senior Secured Notes

On June 17, 2016, we issued $400.0 million 2021 Senior Secured Notes. The 2021 Senior Secured Notes mature on July 15, 2021 and were issued at par. The 2021 Senior Secured Notes are secured, subject to certain exceptions and permitted liens, by a first-priority security interest in substantially all of our and our subsidiary guarantors’ property and assets which constitutes collateral under our Senior Secured Credit Facilities. The 2021 Senior Secured Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

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

The Securitization Facility has been amended from time to time to add and remove originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. In August 2016, we amended the Securitization Facility to remove certain originating subsidiaries and to reduce the maximum amount available under the Securitization Facility from $185.0 million to $160.0 million.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our unaudited condensed consolidated financial statements included elsewhere in this report. At September 30, 2016, $75.0 million was drawn under the Securitization Facility. At December 31, 2015, the Securitization Facility was undrawn. The highest outstanding balance during the nine months ended September 30, 2016 was $75.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 6.00 to 1.0 at September 30, 2016, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at September 30, 2016. Our ratio of total debt to Consolidated EBITDA (as defined in our

Credit Agreement) was 4.46x and 4.68x at September 30, 2016 and December 31, 2015, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the nine months ended September 30, 2016.

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

2021 Senior Secured Notes and 2022 Senior Notes—The indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at September 30, 2016. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the nine months ended September 30, 2016.

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

The following table summarizes our contractual obligations, in thousands, at September 30, 2016:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Asset Securitization Facility, due 2018	$75,000	$—	$75,000	$—	$—
Senior Secured Term Loans due 2019	28,814	—	28,814	—	—
Senior Secured A Term Loans due 2021	645,938	24,375	97,500	524,063	—
Senior Secured B Term Loans due 2021	259,350	2,600	5,200	251,550	—
4 3/4% Senior Secured Notes due 2021	400,000	—	—	400,000	—
5 3/8% Senior Notes due 2022	1,000,000	—	—	—	1,000,000
Senior Secured B Term Loans due 2023	867,825	8,700	17,400	17,400	824,325
Interest payments on fixed rate debt	417,500	72,750	145,500	145,500	53,750
Estimated interest payments on variable rate debt (1)	400,583	69,664	139,984	123,790	67,145
Operating leases	133,612	24,454	39,550	24,027	45,581
Contractual minimums under telephony agreements (2)	10,750	9,250	1,500	—	—
Purchase obligations (3)	70,979	61,123	8,580	1,276	—
Total contractual cash obligations	$4,310,351	$272,916	$559,028	$1,487,606	$1,990,801

(1)	Interest rate assumptions based on October 3, 2016 LIBOR U.S. dollar swap rate curves for the next five years.
(2)	Minimum payments over the contract life are based on projected telephony minutes. The contractual minimum is usage based and could vary based on actual usage.
(3)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At September 30, 2016, we had accrued $43.9 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $99.3 million for the nine months ended September 30, 2016 compared to $96.2 million for the nine months ended September 30, 2015. We currently estimate our capital expenditures for 2016 to be between $135.0 million and $160.0 million, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities and data center consolidations.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2017 and are renewed as required. The outstanding commitment on these obligations at September 30, 2016 was $5.3 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015. There have not been any significant changes with respect to these policies during the nine months ended September 30, 2016.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of September 30, 2016, we had $1,801.9 million outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 2021 Senior Secured Notes, $1.0 billion outstanding under our 2022 Senior Notes and $75.0 million outstanding under our Securitization Facility. Our total variable-rate debt was $1,876.9 million, or 57%, and total fixed-rate debt was $1,400.0 million or 43%, excluding interest rate swaps.

On July 26, 2016, we entered into four interest rate swaps: two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis point LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional values. With the hedge program in effect, our fixed-rate debt as of September 30, 2016 is 51% or 60% on a pro forma basis including the 3-month LIBOR swap effective June 30, 2017, compared to 42% at the end of last quarter. As a result of prevailing LIBOR rates, material rate increases on our variable rate debt are possible, albeit at a less impactful pace as a result of the hedge program.

At September 30, 2016, the 30 and 90 day LIBOR rates were approximately 0.52438% and 0.83769%, respectively. An additional 50 basis point increase to LIBOR rates as of September 30, 2016 would have resulted in a quarterly increase in interest expense on our variable-rate debt of approximately $1.7 million on an unhedged basis or $1.4 million net of the 1-month LIBOR swap, including the 2021 Maturity B Term Loans and 2023 Maturity Term Loans, each subject to a LIBOR interest rate floor of 75 basis points, and the 2019 Maturity Term Loans, 2021 Maturity A Term Loans and Securitization Facility, neither of which include a LIBOR interest rate floor. For every 50 basis point increase in variable interest rates above the LIBOR interest rate floor, our quarterly interest expense would increase by approximately $2.3 million on an unhedged basis, or $2.0 million net of the 1-month LIBOR swap.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the nine months ended September 30, 2016, a 10% change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.1%.

For the three and nine months ended September 30, 2016, revenues from non-U.S. countries were approximately 19% and 20% respectively, of consolidated revenues. For the three and nine months ended September 30, 2015, revenues from non-U.S. countries were approximately 20% and 21%, respectively, of consolidated revenues. For the three and nine months ended September 30, 2016, revenue from the United Kingdom accounted for 11% and 12%, respectively, of consolidated revenues. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At both September 30, 2016 and December 31, 2015, long-lived assets from non-U.S. countries were approximately 8%, of consolidated long-lived assets. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed rate debt. On July 26, 2016, we entered into four interest rate swaps, two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, all with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis points LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts. Our objective in using interest rate swaps is to add stability to interest expense and to manage exposure to interest rate movements. The interest rate swaps will be used to hedge the variable cash flows associated with existing variable-rate debt.

As required under ASC 815, Derivatives and Hedging, we recorded the interest rate swaps on the balance sheet at fair value. The interest rate swaps are considered cash flow hedges. We have elected to apply hedge accounting and believe the designated hedging relationship and terms of the interest rate swaps have satisfied the criteria necessary to apply hedge accounting.

The effective portion of changes in the fair value of the interest rate swaps is recorded in accumulated other comprehensive loss and will be subsequently reclassified into earnings in the period that the hedged transactions affect earnings. The ineffective portion, if any, of the change in fair value of the interest rate swaps is recognized in earnings.

Item  4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of September 30, 2016, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the nine months ended September 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	—	$—	—	$—
February 1, 2016 to February 29, 2016	376,931	20.66	376,931	$67,206,910
March 1, 2016 to March 31, 2016	623,069	22.72	623,069	$53,039,122
April 1, 2016 to April 30, 2016	—	—	—	$53,039,122
May 1, 2016 to May 31, 2016	—	—	—	$53,039,122
June 1, 2016 to June 30, 2016	—	—	—	$53,039,122
July 1, 2016 to July 31, 2016	—	—	—	$53,039,122
August 1, 2016 to August 31, 2016	—	—	—	$53,039,122
September 1, 2016 to September 30, 2016	—	—	—	$53,039,122
Total	1,000,000	$21.94	1,000,000

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

During the nine months ended September 30, 2016, 83,129 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long-Term Incentive Plan reserve.

Item 5. Other Information

On November 1, 2016, the Company announced the commencement of a process to explore the Company’s range of financial and strategic alternatives, including, but not limited to, the sale or separation of one or more of its operating businesses, or a sale of the Company. No decision has been made to enter into any transaction. There can be no assurance that this exploration will result in any transaction being announced or consummated or, if a transaction does occur, the terms or timing thereof.

Item 6. Exhibits

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

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2016, filed on November 3, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: November 3, 2016

Exhibit Index

Exhibit Number

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

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended September 30, 2016, filed on November 3, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements