Form 10-K
period 2016-12-31
WEST CORP
filed 2017-02-16
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

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

Large accelerated filer ☑  Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates (computed by reference to the average bid and asked price of such common equity) as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $831.4 million. At February 10, 2017, 83,352,467 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Applicable portions of the proxy statement for the 2017 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

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

Overview

West Corporation (the “Company” or “West”) is a global provider of communication and network infrastructure services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We help our clients more effectively communicate, collaborate and connect with their audiences through a diverse portfolio of solutions that include unified communications services, safety services, interactive services such as automated notifications, specialized agent services and telecom services.

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

Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Our focus on large addressable markets with attractive growth characteristics has allowed us to deliver steady, profitable growth. For the fiscal year ended December 31, 2016, we generated revenue from continuing operations of $2,292.0 million, $193.4 million in income from continuing operations, or 8.4% of revenue from continuing operations, Adjusted EBITDA from continuing operations of $664.1 million, or 29.0% Adjusted EBITDA margin, $428.3 million in net cash flows from continuing operating activities and $301.7 million in free cash flows from continuing operating activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Adjusted EBITDA” for a definition of EBITDA, Adjusted EBITDA and Free Cash Flows, which are non-GAAP measures, and a reconciliation of net income to EBITDA, cash flows from continuing operations to EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA and cash flows from continuing operations to free cash flows.

The following summaries further highlight the steps we have taken to evolve and improve our business:

—Evolution to a Predominantly Technology-Based Solutions Business. Since our founding in 1986, we have invested significantly to expand our technology platforms and develop our operational processes to meet the complex communications needs of our clients. We have evolved our business mix from labor-intensive communication services to predominantly diversified technology-driven services. We have also invested approximately $3.0 billion in strategic acquisitions. We have increased our penetration into international unified communications markets, strengthened our interactive services business and established what we believe is a leadership position in safety services and healthcare advocacy services. As we continue to increase the variety of services we provide, we intend to pursue opportunities in markets where we are able to leverage our technological capabilities and industry expertise.

On March 3, 2015, we divested several of our agent-based businesses. Businesses sold included our consumer-facing customer sales and lifecycle management, account services and receivables management businesses. The divestiture is consistent with our stated objective of focusing on faster growing, more profitable lines of business. As a result of this transaction, our employee count decreased from approximately 35,000 to 10,700 at December 31, 2016, making us a significantly less labor-intensive company.

—Well Positioned for Emerging Technologies and Societal Trends. We endeavor to operate at the scale and speed necessary to capitalize on emerging technologies and the advantages they will provide. We have reoriented our business in response to the emergence of fast-growing markets such as healthcare, as well as emerging technology, industry and societal trends such as Internet Protocol (“IP”) infrastructure, unified communications as a service (“UCaaS”), migration to cloud-based solutions, mobility, Internet of Things (“IoT”), consumer’s desire for personalized experiences, analytics or “Big Data,” globalization, remote workforce and video-based collaboration.

—Developed and Enhanced Large Scale Technology Platforms. Investing in technology and developing specialized expertise in the industries we serve are critical components to our strategy of enhancing our services and delivering operational excellence. The scale of our technology platforms is a competitive advantage in many of the markets we serve. Our open standards-based platforms allows for the flexibility to add new capabilities as our clients demand. In addition, we have integrated mobile, social media and cloud computing capabilities into our platforms and offer those services to our clients.

—Expanded Safety Services. We have invested significant resources into our safety services line of business. Since 2006, we have made several strategic acquisitions, including Intrado Inc. (“Intrado”), Positron Public Safety Systems and the 911 Enable business of Connexon Group, Inc. (“911 Enable”). In 2016, we acquired 911 Emergency Telecom Company, Inc. ("911 ETC") to further enhance our enterprise service offering. This combination of acquisitions has provided us with a leading platform in safety communication and infrastructure services. Today, we believe we are one of the largest providers of safety services to telecommunications service providers, government agencies and public safety organizations, based on the number of 9-1-1 calls that we and other participants in the industry facilitate and the percentage of the U.S. population covered by our services. Our presence in this market has steadily increased through substantial investments in proprietary systems, such as our Emergency Services IP Network (“ESInet”), call handling product suite, and geographic information system (“GIS”) offerings and programs designed to upgrade the capabilities of 9-1-1 centers by delivering a broader set of features and functionality. We provide a comprehensive hosted platform that seamlessly integrates handset and network-based mobile location technologies. Our location determination services automatically apply precise locating methods to deliver accurate results. We plan to continue to develop our presence in the mobility industry in support of wireless carriers, Voice over IP (“VoIP”) providers, telematics and cable companies, enterprises and alarm/security companies.

—Expanded Interactive Services. We have grown our interactive services line of business organically and through acquisitions. We provide automated outbound notification services (voice, text/short message service ("SMS") and chat), inbound voice and speech services and cloud contact center technologies across several industries, including healthcare, utilities, financial services, telecommunications, transportation, government and public safety. Additionally, with the acquisitions in 2014, 2015 and 2016 of Reliance Holding, Inc., doing business through its wholly owned subsidiary Reliance Communications, LLC as SchoolMessenger (“SchoolMessenger”), the assets of GroupCast, LLC, doing business as SchoolReach (“SchoolReach”), substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool (“SharpSchool”), and substantially all of the assets of Synrevoice Technologies, Inc. (“Synrevoice”), we expanded our interactive services into a leadership position for communications and parental engagement technology in the K-12 education market in the U.S. and Canada.

—“One West” Initiative. Our history of acquisitions provided us with industry-leading brands such as Intrado, InterCall, TeleVox, SchoolMessenger and many more. These brands are well known in their respective markets. However, many of our clients were not aware of the breadth of our offerings sold under different brand names. We believe that unifying our offerings under the “West” name will allow us to leverage one brand in our marketing efforts and drive additional cross-selling opportunities.

This initiative is not limited to the branding of our services. Our management team is focused on internal programs that are intended to leverage the existing assets and expertise of our employees across all of our lines of business. We have, and will, focus on several efforts to transform the Company’s operations to be more efficient. These efforts include collaboration between employees in different lines of business, simplification and automation of certain processes, leveraging existing technology infrastructure and consolidating efforts across the Company in each of our procurement, capital expenditure and carrier management functions.

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

We financed the Recapitalization with equity contributions from the Sponsors and the rollover of a portion of our equity interests held by Gary and Mary West, the founders of the Company (the “Founders”), and certain members of management, along with a senior secured term loan facility, a senior secured revolving credit facility and the private placement of senior notes and senior subordinated notes.

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

Our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services, including collaboration services, UCasS and telecom services;
•	Safety Services, including carrier services, next generation 9-1-1, government solutions and advanced services;
•

Interactive Services, including outbound (proactive notifications – voice, text/SMS and chat), inbound speech solutions (interactive voice response or “IVR”), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services, including healthcare advocacy services, cost management services and revenue generation.

Financial information, including financial performance metrics for each of these business segments, is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 17.

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

Unified Communications Defined:

Conferencing & Collaboration
Everyday Meetings & Events
Web Conference
Video Conference
Audio Conference
Webcasting (Everyday Events)
Virtual Environments
CorporateTube (On-Demand)
UCaaS
Managed Voice & Network Services
Direct IP Connectivity
PBX Replacement
Contact Center
Industry Leading Platforms
Unified Communications
Unified Conferencing & Collaboration
Unified Messaging
Unified Telephony

Unified Communications (UC) integrates everyday communications and collaboration solutions, easily allowing users to be reached and reach others.

UC is commonly defined as the integration of real-time enterprise communication services with non-real-time communication services like unified messaging (email, integrated voicemail, SMS and fax). We focus specifically on mid-market and large enterprise clients with a complete UC cloud-based solution which consists of enterprise voice, conferencing and collaboration, network management, unified messaging and presence, contact center and client application integration. In addition, we continue to expand our broad communications services with support for high-end videoconferencing, Skype for Business integration, webcasts and other digital media services.

Utilizing UC services allows our clients to replace their premises-based private branch exchange (“PBX”) infrastructure with a cloud-based, hosted UC service and derive the benefits of moving from a capital expenditure investment model to a more flexible, scalable and responsive operating expense model. It also allows clients to focus their limited resources on their core business and benefit from the support, reliability and efficiency of West as their service provider. Our Unified Communications Services reportable segment includes the following:

UCaaS. The delivery of UC technology is provided as a hosted, or cloud-based, service commonly referred to as UCaaS. Our Company has extensive experience in designing, deploying and managing UCaaS solutions as well as the ability to provide superior long-term support to our clients. Gartner, Inc., (“Gartner”) a leading research and advisory firm, has positioned West in the “Leaders” quadrant of its “Magic Quadrant for UCaaS, Worldwide” report for each of the past five years. This recognition is based on West’s ability to execute and the completeness of our vision in the UCaaS space. As one of 16 UCaaS providers assessed by Gartner for the 2016 report, West is one of five to be positioned within the “Leaders” quadrant.

In its November 2016 “Critical Capabilities for Unified Communications as a Service, Global” report, Gartner rated West as one of the top three providers of UCaaS services in its two use cases centered on the needs of the large enterprise.

West delivers solutions that include technology from leading providers such as Cisco and Microsoft, while adding our own technology to bring together a complete UC solution for clients. West holds Cisco Gold Partner, Cisco Cloud Provider and Cisco Managed Services Channel Program Master certifications and was named the 2016 Collaboration Cloud Partner of the Year for the Americas region by Cisco.

Managed Voice Services

•

Hosted IP-PBX and Enterprise Call Management allows an enterprise to upgrade its communications technology with cloud-based on-demand services including full PBX functionality, advanced enterprise and personal call management tools, contact center solution and leading-edge UC features. These services can be fully integrated with a client’s existing IP or legacy infrastructure where required, leveraging investments already made in telephony infrastructure and providing a seamless enterprise-wide solution. On October 31, 2015, we completed the acquisition of Magnetic North Software, Ltd., (“Magnetic North”), a leading U.K.-based provider of hosted customer contact center and UC solutions to enterprises. This acquisition provides us with an expanded presence in Europe, the Middle East and Africa (“EMEA”), strong partner relationships and an integrated UC contact center platform that we expect to use across our lines of business to provide clients with the capability to deliver seamless and contextual multichannel consumer experiences.

•

Hosted IP Trunking Solutions provide enterprise clients with carrier-grade service, along with the benefits of next -generation IP-based service that allows their business to run more efficiently. These solutions deliver a consistent set of voice services across an enterprise’s infrastructure, with flexible IP and time-division multiplexing ("TDM") trunking options for clients’ on-site PBX.

Network Services

•

Hosted Managed Multiprotocol Label Switching (“MPLS”) Network Services provide enterprise clients with a mechanism for transporting data and voice content along with other real-time business applications. Centralized management services provide continuous network monitoring and management.

•

Cloud-Based Network Security Services aggregate a set of technologies into one simple and scalable cloud-based solution that provides clients of our MPLS network services with network protection. This service can help protect the client’s network from spam and viruses, unauthorized intrusions and inappropriate web content, while providing simplicity and consistency of security policy management and eliminating single points of failure and bottlenecks that can occur with premise-based security solutions.

•

Professional Services and System Integration provide our clients with advice and solutions to integrate their unified communication systems. We offer consulting, design, integration, and implementation of voice, video, messaging, and collaboration systems and services.

Collaboration Services. We are the largest conferencing services provider in the world based on conferencing revenue according to Wainhouse Research. We have maintained our industry leadership position over the past eight years by adapting to changing client demands and technology. Frost & Sullivan awarded us with the 2015 “Global Conferencing Services Market Leadership” award based on our vision, early recognition of evolving customer demands, focus on technology innovation, service quality, customer value and superior customer service.

We managed approximately 169 million conference calls in 2016, a 1% increase over 2015. Our collaboration solutions include the following:

•

Audio Collaboration includes our global conferencing service that allows clients to initiate an audio conference at any time, on-demand or by appointment, self-service or with support from event professionals. Our on-demand audio conferencing solutions are available in over 180 countries and our global operator-assisted conferencing solutions are offered in 32 languages. MobileMeet® is our mobile application that lets users start, join or schedule meetings from their smartphone or tablet for a seamless meeting experience. MobileMeet features include native calendar integration, push notifications and chat.

•

Web Collaboration allows clients to connect remote parties and bolster collaboration among groups. These web-based tools provide clients with the capability to make presentations and share applications and documents over the Internet. These services are offered through our proprietary product, InterCall Unified Meeting®5, as well as through the resale of Cisco, Microsoft and Adobe products. Web conferencing services can be customized to each client’s individual needs, and are integrated with our on-demand audio conferencing platform. Tools that support mobile devices are available to address the growing business demand for wider accessibility. In 2016, for the third consecutive year, Gartner positioned the Company in the “Visionaries” quadrant of its “Magic Quadrant for Web Conferencing.”

•

Video Collaboration gives users the ability to create a virtual face-to-face experience with customers, prospects, partners and colleagues without the time commitment and expense of travel. The 2016 introduction of West Video Meeting Gateway addressed the growing demand for videoconferencing within the Skype for Business environment by connecting any video source in a single conference, thereby extending the life of previously deployed, dedicated video endpoints in many organizations.

Digital Media Services

•

Webcasting and Webinars allow users to stream small or large digital media presentations over the Internet. We offer our clients the flexibility of streaming any combination of audio, video (desktop or high-end) or slides using any operating system. The American Business Awards presented a 2016 Gold award to our Webcast Pro platform for Best New Content Marketing Solution and a Bronze award to our Webcast Essentials platform for Best New Marketing/PR Solution.

•

Virtual Event Environments deliver targeted content directly to our clients’ audience in a fully-branded, interactive online environment. Clients are able to provide large, global audiences easy and instant access to content, experts and peers live or on-demand. Examples of virtual events include trade shows, product launches, job fairs and employee town hall meetings. We offer clients consulting, project management and implementation of these virtual event environment solutions.

•	Video Managed Services and Video Bridging Services provides clients with the ability to fully outsource the management and support of video conferencing to our experienced and trained staff.

Telecom Services. We provide local and national tandem switching services that facilitate an efficient exchange of voice traffic between originating and terminating networks throughout the U.S. We connect people and unite networks by delivering interconnection services for all types of providers, including wireless, wireline, cable and VoIP. We operate a next-generation technology-agnostic national network providing a cost-effective means for TDM to IP conversion for IP networks that require access to the Public Switched Telephone Network ("PSTN"). We provide carrier-grade interconnections that reduce cost and merge traditional telecom, mobile and IP technologies onto a common, efficient backbone. Telecom Services also provides much of the telecommunications network infrastructure that supports our conferencing business. We offer the following telecom services:

•

Toll-Free Services. We provide toll-free origination and termination services to wireless carriers, cable operators, Competitive Local Exchange Carriers (“CLECs”) and VoIP service providers. Our solutions provide a more scalable and efficient way for service providers to route toll-free calls. We employ an extensive network of interconnections, proprietary reporting and flexible online management tools so our clients can achieve optimal network operating efficiencies. Service providers using our toll-free termination service have access to an industry-leading server (Telephone Number Manager) that can be partitioned and customized to meet the unique needs of each of their customers. By leveraging the Telephone Number Manager and our wide-reaching tandem network, we are able to offer highly-customizable solutions at very competitive rates.

•

Direct Inward Dialing. We are a licensed CLEC with our own telephone number ranges and network infrastructure. Our wholesale direct inward dial (DID) service is ideal for resellers, voice service providers or calling card services who need a simple solution backed by a secure network. Our application programming interface and customer portal provides clients with access to our back office tools.

•

Termination Services. We provide high-quality, low-cost termination service throughout the entire North American dialing plan using our soft switch platform and direct network interconnections. By leveraging our call volume and sophisticated least cost routing, we are able to offer a variety of termination products, each of which can be customized to meet the needs of our service provider clients.

Safety Services

We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; VoIP service providers; alarm/security companies; as well as public safety organizations, government agencies and enterprises. West services the entire public and personal safety ecosystem with reliable networks and a deep understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies.

We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points (“PSAPs”). Our seamless, reliable, and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers including all major Incumbent Local Exchange Carriers (“ILECs”), most CLECs, as well as wireless carriers, VoIP service providers and telematics providers. We believe we are the leading database management provider in the industry, managing over 223 million ILEC, CLEC and VoIP records. We continue to develop and support new technologies for existing providers as well as support new entrants such as Over the Top (“OTT”) providers.

We believe we are one of the largest providers of safety services based on the number of 9-1-1 calls that we and other participants in the industry facilitate and the percentage of the population served by our desktop communication technology. In 2016, we facilitated approximately 444 million Automatic Location Information bids and Enhanced 9-1-1 (“E9-1-1”) transactions in support of our clients' routing and location requests.

We provide 9-1-1 voice and data services and/or call handling equipment to PSAPs across the U.S. and Canada. With over 15 years of running IP networks for 9-1-1 call delivery, we are uniquely positioned to help PSAPs, telecommunications carriers and enterprise customers meet the ever-increasing demand of emerging IP-based technologies.

We offer the following safety services:

•

Carrier Services include the systems that enable the routing and delivery of emergency calls to the appropriate PSAP. Wireline and wireless carriers, VoIP service providers, telematics and cable operators, alarm companies and satellite phone providers depend on West for location determination and routing and delivery services to support 9-1-1 operations and meet emergency communications requirements. We manage the 9-1-1 location data for over 223 million ILEC, CLEC and VoIP records.

•

Next Generation 9-1-1 services are comprised of our i3-compliant ESInet which provides the interoperability and advanced routing options that PSAPs need to meet standard requirements and move to the future of next generation 9-1-1 (“NG9-1-1”). Emerging technologies based on i3-compliant architecture provide increased flexibility and reliability in the delivery of 9-1-1 calls.

•

Government Solutions deliver our fully-integrated desktop communications technology solutions that public safety agencies use to enable E9-1-1 call handling. Our next generation 9-1-1 call handling solution is an IP-based system designed to significantly improve the information available to first responders by integrating capabilities such as the ability to send text messages, photos or video to PSAPs.

Utilizing VoIP technology, our VIPER® system provides PSAPs with enhanced call taking efficiencies, high availability, automatic call distribution and remote deployment capabilities. VIPER has been successfully installed in thousands of call taking positions across North America.

According to Frost & Sullivan, West is the market leader, based on customer premise equipment (“CPE”) revenue, and is expected to maintain this leadership position for the entirety of Frost & Sullivan’s forecast period (through 2020). Frost & Sullivan called West a “full end-to-end solution provider” offering “all ESInet components, systems integration, IP network, GIS and CPE.”

•	Advanced Services represents our focus and investment in new strategic services for our clients including Enterprise and GIS services.

Our enterprise offerings help organizations of all types and sizes meet their E9-1-1 obligations by routing 9-1-1 calls and detailed location information to the appropriate PSAP. We support all subscriber endpoint types, including IP phones, soft phones, and wireless phones connected to various voice platforms. The acquisitions of 911 Enable in September 2014 and 911 ETC in December 2016 enhanced our expertise in the enterprise VoIP market to deliver improved emergency response for IP-based enterprise clients across the U.S. and Canada.

The following graphic depicts how our enterprise offering could be configured:

Legacy PBX
UC Systems
Cisco
Microsoft
Avaya
ShoreTel
Edge Gateway 1
Edge Gateway 2
Session Initiation Protocol
Emergency Routing Service
Selective Routers
9-1-1 Public Safety
Wide Area Network
Headquarters
Branch Offices
Teleworkers
Cloud PBX
Enterprise Private Network

We deliver public safety grade GIS data management products and services for municipalities, public safety organizations and other organizations that require highly accurate GIS data that is current, accurate, aligned, and aggregated. We provide GIS products, tools and services that create, validate and maintain data. We streamline processing, deliver automated coalescence and data flow, and display through our state-of-the-art map user interface.

As the number of connected devices grows so does the need to consider connections to our safety services solutions. Emergency Aware Services (“EAS”) is our state-of-the art platform that applies complex algorithms and analytics to vast amounts of data from IoT objects such as sensors, public cameras and smart buildings. The results are compiled, organized and fed to public safety professionals, first responders, incident commanders and civic personnel to help them make better decisions in real-time. The agile, customizable nature of EAS has potential applications for public safety across a variety of markets, including transportation, utilities, smart cities, and enterprise.

Interactive Services

We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including inbound IVR self-service, outbound proactive notifications and mobility, cloud contact center technologies, web, mobile application development and comprehensive professional services. Our applied technology incorporates an omni-channel approach that brings together multiple channels, including voice, text, email, push notification, fax, video, web, social media and cloud contact center to create a connected customer, parent and/or patient experience. In most cases, our technology directly interfaces with our client’s internal systems, including customer relationship management, PBX and enterprise reporting platforms. Our systems and platforms receive or deliver tens of millions of multichannel messages on behalf of our clients every day.

We offer the following interactive services:

•

Outbound Proactive Notifications and Mobility empower enterprises to reach out in real time, generate stronger engagement and improve the customer experience. By learning, storing and using user preferences and behaviors, our clients can personalize automated notifications to deliver exactly what their customers want in their preferred channel. We provide customized voice, email, text/SMS and machine-to-machine messaging on behalf of our clients, delivered with personalized and contextual information directly to phones, email and all mobile devices. We are a leading provider of these services in the utility, healthcare, retail pharmacy and K-12 education markets in the U.S.

Frost & Sullivan awarded West with the 2015 North American Product Leadership Award in recognition of our solutions in the contact center market for automated notifications.

•

Inbound IVR & Self-Service includes integrated hosted routing, touch-tone, direct dialogue and natural language speech solutions. Examples of self-service applications used by our clients include answer supervision and routing, accessing account balances, activation of credit cards, placing orders, answering frequently asked questions and stop/start service. In addition to providing information and enabling transactions, our solutions enable clients to track their customers’ interactions across channels and devices in order to provide a more efficient interaction.

•

Cloud Contact Center allows our clients to coordinate and more efficiently manage agents in multiple call centers with greater control, flexibility and cost-effectiveness. Our system allows for easy orchestration of new and existing communication channels to route conversations to skilled representatives anywhere in the world with the context and customer information that today’s consumer expects. Our solution integrates within a client’s current technology environment, eliminating the expense and effort of replacing existing technologies.

•	Web includes the design and development of websites, including the content development, administration and management.
•	Mobile includes the design, development and management of mobile applications to enable the delivery of messaging to a mobile device.
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

Specialized Agent Services

We provide our clients a combination of highly skilled subject matter experts with proven analytics and technology to provide solutions for the fast-growing healthcare market. We believe we are the leading provider of healthcare advocacy products and services to employees of large organizations. We also help health insurance payers, third-party administrators and self-insured employers improve cash flow and reduce healthcare costs by identifying and recovering overpaid and third-party liability claims. Additionally, we offer business-to-business sales across multiple vertical markets with a focus on increasing our clients’ market share and improving customer relationships. We offer the following specialized agent services:

•

Healthcare Advocacy. Our healthcare advocacy services are designed to make healthcare easier for the over 11,500 organizations and their employees and members that we serve nationwide. Our solutions are designed to leverage a unique combination of personal, compassionate support from healthcare experts using powerful medical data analytics and a proprietary technology platform, including mobile solutions, to engage people in their health and well-being. Our members enjoy a personalized concierge service that addresses clinical, administrative, wellness and behavioral needs. We believe our clients benefit from high levels of engagement, improved employee productivity and health, and reduced medical costs, while simultaneously simplifying and upgrading their health benefit offering. Additional services include wellness, employee assistance and work/life services, pricing transparency, NurseLine, biometrics screenings and chronic care solutions, among others. We entered this market through the acquisition of Health Advocate™, Inc. (“Health Advocate”) in June 2014.

•

Cost Management. As a leading national provider of healthcare cost containment solutions, we help health insurance payers, third-party administrators and self-insured organizations improve cash flow and claims payment accuracy while reducing medical and administrative expenses. We do this by providing a number of solutions across the claims payment continuum, including pre-payment claims integrity (or claims accuracy) services, post-payment claims integrity and recovery services, subrogation/third-party liability identification and recovery services, and survey services. Our investigative and survey services gather information so payers/administrators have the information they need to pay claims accurately the first time. Our data analytics expertise, long-standing client partnerships and innovative solutions allow for increased dollars saved and recovered, which we believe drives down the overall cost of healthcare.

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

Unified Communications Services

The market for cloud-based UCaaS worldwide was approximately $13 billion in 2016 and is expected to grow at a compound annual growth rate (“CAGR”) of 15% through 2020 according to Gartner.

We are and have been the leading global provider of conferencing services since 2008 based on revenue, according to Wainhouse Research. The market for worldwide audio and web conferencing is large and mature. According to Wainhouse, in 2016, the worldwide audio conferencing market had revenue of approximately $3.6 billion and the market for standalone worldwide web conferencing was approximately $2.5 billion.

Wainhouse expects revenue growth in the mid-teens for web conferencing that is integrated with UC services over the next four years. This market had revenue of approximately $1 billion in 2016.

Safety Services

The market for safety services continues to be an attractive opportunity. Government agencies and other public safety organizations are increasingly prioritizing funding for upgrading traditional 9-1-1 services to leverage new functionality and ensure dependable delivery.

Each city, county and state in the U.S. is expected to implement changes to its 9-1-1 systems and manage the evolution to NG9-1-1 technologies in the manner most appropriate for the community’s needs. Most municipalities are currently in the process of planning or modernizing their 9-1-1 systems. As communities across the U.S. upgrade outdated 9-1-1 systems to NG9-1-1 platforms, we believe our suite of services is best suited to capture the demand. Frost & Sullivan expects the total NG9-1-1 market to grow from approximately $100 million in 2015 to over $460 million by 2021, a 29% CAGR.

Interactive Services

According to Gartner and Frost & Sullivan, the addressable market for the solutions we provide in Interactive Services, including cloud contact center; SMS/mobile apps; IVR and outbound notifications; and customer management services, in North America and Western Europe was approximately $11 billion in 2016. Industry analysts believe growth is being driven by a number of factors, including the accelerating product and technology innovation cycles leading to greater adoption of customer data analytics, self-service functions and multichannel interaction across services and consumer devices.

Technology, Industry and Societal Trends

We also believe that we are well positioned to take advantage of rapidly growing markets such as healthcare, as well as emerging technology, industry and societal trends such as IP infrastructure, UC, migration to cloud-based solutions, mobility, IoT, consumer’s desire for personalized experiences, analytics or “Big Data,” globalization, a growing remote workforce and video.

Enterprises continue to shift business applications to the cloud. According to Gartner: “As premise-based telephony infrastructure reaches end of life, organizations of all sizes will increasingly evaluate cloud telephony solutions as a preferred option to purchasing another premise-based platform.” Gartner also predicts that by 2020 over 90% of enterprise voice calls in the digital workplace will originate from collaboration applications, up from less than 30% today. We see opportunities to take advantage of this transition with our UCaaS line of business.

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

The IoT is expected to grow rapidly over the next several years. Industry experts estimate that there were approximately 6 billion devices connected to the Internet in 2016, growing to an estimated 20 to 30 billion devices by 2020. We see opportunities to leverage our technology to take advantage of this growth with our Safety Services and Interactive Services reportable segments.

We believe the healthcare market provides us with opportunities to leverage our technology capabilities across our lines of business. We currently serve healthcare providers/health systems, health plans/payers, self-insured employers, pharmaceutical companies and retail pharmacies. As every sector of healthcare moves to value-based reimbursement, each is seeking new strategies, coupled with technology, to drive an enhanced consumer experience. Healthcare consumers are being compelled to take a more active role in managing their health and healthcare spend. Expanded use of communication tools and technologies that cater to consumer needs are expected to continue to grow. We have communication technologies, clinical agent support services and analytics to deliver a better, more efficient healthcare consumer experience. The focus of our healthcare practice is to provide healthcare organizations with patient-centered communication solutions that are self-serving and automated using communication channels that include voice, text, email and mobile technologies. Our communication solutions are supported by robust analytics and complemented with clinical agent support.

Our Competitive Strengths

We serve clients who place a premium both on the solutions we provide and our industry expertise. We believe the following strengths have helped us to establish a leading competitive position in the markets we serve and enable us to deliver operational excellence to clients.

—Broad Portfolio of Product Offerings. Our technology platforms combined with our experience and operational expertise allow us to provide a broad range of service offerings for our clients. Our ability to provide our clients with a reliable, efficient and cost-effective alternative to process high volume, complex voice and data transactions helps them to improve their business and better serve their users and customers.

—Innovative Application of Technology Enables Scalable Operating Model. Our strengths across technology and multiple channels allow us to efficiently process transactions for our clients. We cross-utilize our assets and shared service platforms, providing scale and flexibility to handle significant transaction volume, offer superior service and develop new offerings effectively and efficiently. We foster a culture of innovation and have issued approximately 395 patents and have approximately 245 pending patent applications for technology and processes we have developed. We continue to invest in new technologies and to enhance our portfolio with patented technologies, which allow us to deliver premium services to our clients.

—Strong Client and Partner Relationships. We have built long-lasting, integral relationships with our clients who operate in a broad range of industries. Our ten largest clients in 2016 had an average tenure with us of over 15 years. In 2016, our 100 largest clients represented approximately 43% of our revenue and approximately 35% of our revenue came from clients purchasing multiple service offerings. We also have strong relationships with partners in many of our lines of business that significantly enhance our go-to-market sales and distribution capability. Some of our partners provide complementary technology that we integrate with our core service offerings to deliver higher value to our clients. In many of these cases, we are also able to leverage our partners’ sales and distribution capabilities. Other partners resell our services, private label our services under their brand, or integrate our services into their core products.

—Operational and Service Excellence. We achieve the results our clients are seeking through increased productivity, reliability and scale. Our ability to improve upon our clients’ communications processes is an important aspect of our value proposition. We leverage our technology infrastructure and shared services platforms to manage higher value transactions and achieve cost savings for our clients and ourselves.

—Ability to Optimize Cash Flows from Continuing Operating Activities. Our business generates significant cash flows from continuing operating activities. In 2016, we generated $428.3 million in cash flows from continuing operating activities. We used these funds to repay $191.1 million of long-term debt, invest $126.6 million in capital expenditures, acquire two companies, repurchase one million shares of our common stock for $22.0 million, pay $74.7 million in dividends to shareholders and reinvest in our business. In 2017, we expect to generate between $380 million and $420 million in cash flows from continuing operating activities. We expect to use this cash for dividends, to pay down debt, make acquisitions and for stock buybacks.

—Experienced Management Team with Track Record of Growth. Our senior leadership has an average tenure of approximately 15 years with us and has delivered strong results through various market cycles, both as a public and a private company. As a group, this team has created a culture of superior client service and growth in revenue and profitability. Our team has also established a long track record of successfully acquiring and integrating companies to drive growth.

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

Our Business Strategy

Our strategy is to identify growing markets where we can deploy our existing assets, experience and expertise to strengthen our competitive position. Our strategy is supported by our commitment to superior client service, operational excellence and market leadership. Key aspects of our strategy include the following:

—Expand Relationships with Existing Clients. We are focused on deepening and expanding relationships with our existing clients by delivering value in the form of reduced costs, improved customer relationships and enhanced revenue opportunities. Approximately 35% of our revenue in 2016 came from clients purchasing multiple service offerings from us. We intend to leverage our large global sales team and diversified client base to continue to cross-sell our services. We seek out clients with plans for growth and expect to participate in that growth along with our clients. As we demonstrate the value that our services provide, often starting with a single service, we are frequently able to expand the size and scope of our client relationships.

—Develop New Client Relationships. We will continue to focus on building long-term client relationships across a wide range of industries to further diversify our revenue base. We target clients in industries in which we have expertise or other competitive advantages and an ability to deliver a wide range of solutions that have a meaningful impact on their business. By continuing to add new long-term client relationships in large and growing markets, we believe we enhance the stability and growth potential of our revenue base.

—Capitalize on Select Global Opportunities. In addition to expanding and enhancing our existing relationships domestically, we will selectively pursue new client opportunities globally. Our expertise in collaboration services has allowed us to penetrate international markets. In 2016, approximately 20% of our consolidated revenue was generated outside of the U.S. We believe our distribution capabilities, including approximately 304 international sales personnel, provide us with the opportunity to drive incremental revenue. We anticipate that the 2015 acquisition of U.K.-based Magnetic North and the 2016 acquisitions of Synrevoice and 911 ETC will drive additional opportunities internationally.

—Continue to Enhance Leading Technology Capabilities. We believe our service offerings are enhanced by our superior technology capabilities and track record of innovation, and we will continue to target services where our reliability, scale and efficiencies enable us to address our clients’ communication issues or enhance the results of their communications.

—Continue to Enhance Our Market Position Through Selective Acquisitions. Since 2002, we have completed 35 acquisitions of businesses and technologies with a total value of approximately $3.0 billion. We will continue to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we also expect to continue to acquire assets and businesses that strengthen our value proposition to clients, differentiate us from our competitors and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders.

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

At December 31, 2016, we had approximately 724 sales and marketing personnel in our Unified Communications Services reportable segment, approximately 49 sales and marketing personnel in our Safety Services reportable segment, approximately 103 sales and marketing personnel in our Interactive Services reportable segment and approximately 97 sales and marketing personnel in our Specialized Agent Services reportable segment.

Competition

Unified Communications Services

The UCaaS market is a highly competitive and fast-growing market characterized by a large number of service providers entering the mid-market to enterprise market with proprietary versions of hosted or “cloud-based” UC service offerings, as well as small to medium sized business ("SMB") targeting competitors who compete more aggressively on price. The principal competitive factors include, among others, experience in implementing and designing enterprise level networks, on-demand and integrated hosted communications and collaboration platforms and expertise in integration of a broad variety of UC applications both in implementation and professional services consultation. Our principal competitors in this industry at the enterprise level include Microsoft, AT&T, Verizon, BT, ShoreTel and Google for hosted services solutions and IBM, Hewlett-Packard, Verizon Business and regional integrated service vendors for professional services. We also face competition from clients who implement premise-based solutions from providers like Avaya, Cisco and ShoreTel. The SMB market has hundreds of regional competitors with a few, such as 8x8 and RingCentral, that compete on a national scale.

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

Safety Services

The market for safety services is competitive. The principal competitive factors in wireline and wireless safety services are the effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support. Competitors in the ILEC and CLEC markets generally include internally developed solutions as well as Comtech Telecommunications (formerly TeleCommunications Systems). Competitors in the mobility (wireless, VoIP, OTT, cable, alarm) market include Comtech Telecommunications and competitors in the VoIP services market include Bandwidth.com, Inc.

Competition in the public safety desktop market is driven by features, functionality, ease of use, price, reliability, upgradability, capital replacement and upgrade policies and customer service and support. Competitors in this market include Airbus DS Communications and Zuercher Technologies (formerly EmergiTech).

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

In the IVR self-service and cloud contact center market, competition ranges from large integrators and telecommunications companies to niche providers focused on singular products and software companies. Competitors in this market include Genesys, InContact, Nuance, AT&T and Verizon Business.

Specialized Agent Services

The principal competitive factors in the specialized agent services markets in which we participate include, among others, quality of service, industry-specific expertise and price. Competitors in the healthcare advocacy market include health insurance plan providers as well as companies that specialize in specific programs we offer, such as employee assistance plans or wellness programs. Competitors in the cost management industry include a company’s internal operations, Cotiviti, The Rawlings Group and Optum. Competition in the business-to-business services market generally comes from companies that perform these activities in-house.

Our Clients

Our clients vary by line of business and operate in a wide range of industries, including telecommunications, retail, financial services, government, education, utilities, technology and healthcare. We have tens of thousands of clients that use our services, ranging from small businesses to Fortune 100 clients.

Although we serve many clients, we derive a significant portion of our revenue from relatively few clients. In 2016, our 100 largest clients accounted for approximately 43% of our consolidated revenue. No client accounted for 10% or more of our consolidated revenue in 2016.

Our Personnel

As of December 31, 2016, we had approximately 10,720 total employees, of which approximately 3,790 were employed in the Unified Communications Services reportable segment, approximately 1,020 were employed in the Safety Services reportable segment, approximately 1,180 were employed in the Interactive Services reportable segment, approximately 3,490 were employed in the Specialized Agent Services reportable segment and approximately 1,240 were employed in corporate and shared service support functions. Of the total employees, approximately 2,250 were international employees.

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

Our Technology and Systems Development

Technology is critical to our business and we believe the scale and flexibility of our platforms is a competitive strength. Our software and hardware systems, as well as our network infrastructure, are designed to offer high-quality, integrated solutions. We have made significant investments in reliable hardware systems and integrated commercially available software when appropriate. Our technology platforms are designed to handle greater transaction volume than our competitors. Because our technology is client focused, we often rely on internally developed software systems to customize our services. As of December 31, 2016, we employed a staff of approximately 2,580 professionals in our technology departments.

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

We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our segments. At December 31, 2016, we owned approximately 395 registered patents and approximately 298 registered trademarks including several patents and trademarks that we obtained as part of our past acquisitions. Certain of our patents will expire in 2018. From time to time, we may sell a portion of our patent portfolio when we have concluded that the benefit of the sale outweighs the benefits to our business of continuing to maintain exclusive ownership of the applicable patents. We do not expect these patent expirations or sales to have a material adverse effect on our business. Trademarks continue as long as we actively use the mark. We have approximately 245 pending patent applications pertaining to technology relating to transaction processing, call center and specialized agent management, data collection, reporting and verification, collaboration and credit card processing. New patents that are issued have a life of 20 years from the date the patent application is initially filed. We believe the existence of these patents and trademarks, along with our ongoing processes to add additional patents and trademarks to our portfolio, may be a barrier to entry for specific products and services we provide and may also be used for defensive purposes in certain litigation.

Our International Operations

In 2016, revenue attributed to foreign countries was approximately 20% of our consolidated revenue and long-lived assets attributed to foreign countries were approximately 7% of our total consolidated long-lived assets.

In 2016, we operated out of facilities in the U.S. and approximately 19 foreign jurisdictions in North America, EMEA and Asia-Pacific.

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

With respect to Safety Services, our wholly-owned indirect subsidiary, West Safety Communications Inc. (formerly Intrado Communications Inc.) (“West Safety Communications”) is subject to various regulations as a result of its status as a regulated CLEC, and/or an emergency services provider, and/or an inter-exchange carrier, including state utility commissions’ regulations and FCC regulations adopted under the Telecommunications Act of 1996, as amended. West Safety Communications holds licenses from public utility commissions in 45 states and the District of Columbia. Its wholly owned affiliate, West Safety Communications of Virginia Inc. holds a license in Virginia. Also, under the New and Emerging Technologies 9-1-1 Improvement Act of 2008 (NET911 Act, P.L. 11-283, 47 U.S.C. 609) and its attendant FCC regulations (WC Docket No. 08-171, Report and Order dated October 21, 2008), West’s wholly owned subsidiary, West Safety Services, Inc. (“Intrado Inc.”), is required to provide access to VoIP telephony providers certain 9-1-1 and E9-1-1 elements.

On December 12, 2013, the FCC released a Report and Order (“9-1-1 Order”), Improving 9-1-1 Reliability, Reliability and Continuity of Communications Networks, Including Broadband Technologies, FCC 13-158, requiring Covered 9-1-1 Service Providers (as defined in the 9-1-1 Order), among other things, to notify PSAPs within 30 minutes of discovering an outage and annually certify that the Covered 9-1-1 Service Provider has audited and identified critical 9-1-1 transmission and monitoring facilities and taken reasonable steps to ensure reliability. For the purpose of the annual certification, West Safety Communications may need cooperation from third party providers of network services to obtain relevant data. The providers West Safety Communications relies on may not be able to provide the necessary data or may not agree to provide the necessary data at a reasonable commercial rate.

On November 11, 2014, the FCC issued a Policy Statement and Notice of Proposed Rulemaking (“NPRM”), FCC 14-186, proposing to add additional 9-1-1 reliability requirements and to expand the scope of Covered 9-1-1 Service Providers to which the existing 9-1-1 reliability and outage notification rules apply. The NPRM also proposes certification of new Covered 9-1-1 Service Providers as well as notice and approval requirements when Covered 9-1-1 Service Providers change network configuration or discontinue service. If the rules are adopted, they could impact business operations and require costs associated with compliance.

On May 26, 2016, the FCC released a Report and Order (“Part 4 Order”), Order on Reconsideration, and Further Notice of Proposed Rulemaking (“Part 4 FNPRM”), FCC 16-63, adopting amendments to the outage reporting rules under Part 4 of the FCC’s rules concerning disruptions to communications and proposing additional outage reporting rules to address broadband network disruptions. The Part 4 Order, among other things, amends the reporting of wireless outages and expands what qualifies as a loss of communications to a PSAP. West Safety Communications may need cooperation from third-party providers to obtain relevant data required for compliance with the amended rules in the Part 4 Order and proposed rules in the Part 4 FNPRM, and the rules could impact business operations and require costs associated with compliance.

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

Through our wholly owned subsidiary West IP Communications, Inc. (“WIPC”), we provide interconnected VoIP services, which are subject to certain requirements imposed by the FCC, including without limitation, obligations relating to access to 9-1-1, Federal USF contributions, privacy, disability access, porting numbers and other requirements, even though the FCC has not classified interconnected VoIP services as telecommunications services. The regulatory requirements applicable to WIPC’s VoIP services could change if the FCC determines the services to be telecommunications services regulated under Part II of the Communications Act. In addition, many state regulatory agencies impose taxes and other surcharges on VoIP services. Applying these state taxes and surcharges to VoIP service can be challenging where the law has historically only been applied and interpreted for traditional telecommunications services. Certain states have recently taken the position that interconnected VoIP service can be regulated in the same manner as providers of traditional telecommunications services. The full impact of this issue on our business cannot be assessed and will not be resolved until the FCC definitely decides the regulatory classification and jurisdiction of interconnected VoIP service.

Federal laws regulating the provision of traditional telecommunications services may adversely impact our collaboration business. Our collaboration business has submitted forms to the Universal Service Administrative Company (“USAC”) and paid federal USF and similar fees since August 1, 2008, based on our good faith interpretation of the revenue reporting requirements and classification of our services. To the extent that USAC or the FCC disagrees with the methodology or classification of our services, we may be subject to additional costs and obligations applicable to more traditional telecommunications service providers. The FCC released an Order on December 16, 2016 granting Cisco WebEx LLC’s (“Cisco”) request for review of an audit of Cisco’s 2009 revenues by USAC in In the Matter of Universal Service Contribution Methodology Request for Review of a Decision of the Universal Service Administrator by Cisco WebEx LLC, WC Docket No. 06-122, DA 16-1401. We are reviewing the Cisco Order for potential impact to our business and the assessment and payment of USF.

International laws regulating the provision of VoIP, conferencing, Internet access, cloud-based communications services, and other communications services provided by the Unified Communications Services segment vary by country, and are often unsettled or more burdensome than those imposed in the U.S. Some countries have laws that prohibit the provision of certain VoIP offerings and others have laws that impose stringent licensing requirements on providers of communication services. It is often unclear in international locations how laws that have been historically applied to traditional telecommunications services will be applied to VoIP and IP-based communications services. The effect of any future laws or any changes in interpretation or enforcement of existing laws could negatively impact our operations and impose compliance costs in international locations.

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

The rules adopted by the FCC provide for a multi-year transition to a national uniform bill-and-keep framework. Carriers were required to cap most terminating interstate and intrastate intercarrier compensation rate elements as of December 29, 2011. To reduce the disparity between interstate and intrastate terminating end office rates, carriers were required to bring intrastate rates, where they were higher than interstate rates, to the level of interstate rates in two steps, the first by July 1, 2012, and the second by July 1, 2013. Thereafter, carriers such as West Telecom Services must reduce their interstate and intrastate termination and transport rates to bill-and-keep by July 2018.

As part of the transition of the intercarrier compensation system to bill-and-keep, the FCC also established in the FCC Order a prospective intercarrier compensation framework for traffic exchanged over PSTN facilities that originates and/or terminates in IP format (“VoIP-PSTN traffic”). The FCC found that where a providers’ interconnection agreement does not address the appropriate rate for such traffic, the default intercarrier compensation rate for all toll terminating and originating VoIP-PSTN traffic would be equal to interstate access rates, while the default intercarrier compensation rate for other VoIP-PSTN traffic would be the otherwise applicable reciprocal compensation rates. To collect the compensation for originating or terminating VoIP-PSTN traffic in IP traffic, a local exchange carrier, or its VoIP provider partner, must perform functions functionally equivalent to the switched access functions of non-VoIP-PSTN traffic performed by local exchange carriers. The FCC also addressed intercarrier compensation between wireline carriers and wireless providers in the FCC Order. Among other things, the FCC adopted bill-and-keep as the default methodology for all non-access traffic between wireless and wireline providers.

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

Several states, industry groups, and other telecommunications carriers filed petitions for reconsideration with the FCC as well as petitions for review of the FCC Order in federal courts. The cases were consolidated for review before the U.S. Court of Appeals for the 10th Circuit. The 10th Circuit issued a decision in May 2014 that upheld the FCC Order. That decision was further appealed to the United States Supreme Court, and the petition for writ of certiorari was denied.

On April 25, 2012, the Commission issued a reconsideration of the FCC Order and revised the rate that local exchange carriers could recover for originating intrastate toll VoIP-PSTN traffic (regardless of whether the traffic originated and/or terminated in IP format). Specifically, the FCC directed that on and after July 1, 2014, local exchange carriers are permitted to tariff default access rates for such traffic equal to their then current interstate originating switched access rates.

In response to billing disputes between CLECs and large interexchange carriers concerning the VoIP symmetry rule adopted in the FCC Order, the FCC released a declaratory ruling on February 11, 2015, FCC 15-14, clarifying that the VoIP symmetry rule applies in a technology- and facilities-neutral manner and, under certain circumstances, allows CLECs partnering with an over-the-top ("OTT") VoIP provider to assess and collect access charges for end office (or local) switching. On November 18, 2016, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s declaratory ruling, finding that the FCC Order does not support the FCC’s conclusion that CLECs provide the “functional equivalent” of end-office switching when partnering with OTT VoIP providers. This issue could negatively impact the revenues and operations of West Telecom Services if it is not able to enforce all or a portion of its access tariffs with respect to VoIP or other types of calls.

On September 30, 2016, AT&T Services (“AT&T”) filed a petition requesting that the FCC forbear from the rules that permit tariffing of all tandem switching and tandem-switched transport charges on all traffic to or from ILECs engaged in access stimulation (even when the tandem provider is not involved in access stimulation) and from the rules permitting tariffed charges for toll-free database queries. West Telecom Services and Consolidated Communications Companies filed a joint motion for summary denial and opposition to AT&T’s petition on December 2, 2016. If granted, AT&T’s proposed forbearance could cause significant disruption and uncertainty in the tandem services market in which West Telecom Services operates.

There are initiatives in several state legislatures to lower intrastate access rates, aligning them with interstate rates, some of which may be affected by the FCC Order. Depending on whether we are a net collector or a net payer of any adjusted rate, such rate adjustments could have a negative effect on us.

On November 13, 2013, the FCC issued a Report and Order, In re Rural Call Completion, Report and Order and Further Notice of Proposed Rulemaking, FCC 13-135, mandating, among other things, that providers of long-distance voice service that make the initial long-distance call path choice for more than 100,000 domestic retail subscriber lines record and report certain data related to call completion on a quarterly basis. WIPC and West Telecom Services could be subject to enforcement action in the event that the FCC decides that their rural call completion performance is inadequate or they were not compliant with the Order.

On November 2, 2016, the FCC issued a Report and Order, In the Matter of Protecting the Privacy of Consumers of Broadband and Other Telecommunications Services, FCC 16-148, expanding consumer privacy laws and regulations for certain voice and broadband providers to protect customer personal information, which includes without limitation CPNI and personally identifiable information. If the new customer PI rules are permitted to go into effect, they will significantly alter the way covered providers collect, use and protect their subscribers’ personal information and could have a material adverse effect on our business and costs associated with compliance.

The FCC has recently intensified its efforts to eliminate fraudulent or abusive network traffic. West Telecom Services cooperates with the FCC and other authorities to investigate potential unlawful activities on its network and to minimize network vulnerabilities. Fraudulent or abusive network practices and the prevention, detection and investigation of such activity could have a material adverse effect on our business and costs associated with compliance.

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

Teleservices

Teleservices sales practices are regulated at both the federal and state level. The Telephone Consumer Protections Act of 1991 (“TCPA”), authorized and directed the FCC to regulate the telemarketing industry. The FCC set forth rules to implement the TCPA. Most significantly, the TCPA prohibits the use of automated dialers to call cellular telephones without consent of the consumer and the potential liability for violations of this provision is substantial. In 2013, several United States District Courts held that the defendant violated the TCPA when it used an automated dialing device to call a residential line that had been converted to a VoIP service or used an automated dialing device to call a cell phone number where appropriate consent had been obtained but the number had since been reassigned by the carrier to a third party without the knowledge of the caller. In addition, some United States District Courts in 2013 held calls dialed in a mode which required an employee to launch each call from their desktop could still be considered automated calls and a violation of the TCPA because the equipment used to make the calls had the “capacity” to act as an automatic telephone dialing system. In July 2015, the FCC issued a declaratory Ruling and a clarification making the rules under the TCPA more restrictive. We took necessary steps to address the Ruling by conducting training, reviewing dialing systems, and modifying contract language to ensure compliance. Violations of the TCPA carry a potential penalty of $500-$1,500 for each time a number is dialed in violation of the TCPA through a consumer private right of action. These rules, which have been amended over time, also place other restrictions on the methods and timing of telemarketing sales calls, including:

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

EXECUTIVE OFFICERS OF REGISTRANT

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

Our executive officers at January 31, 2017, were as follows:

Name	Age	Position
Thomas B. Barker	62	Chairman of the Board and Chief Executive Officer
Ronald R. Beaumont	68	President—Telecom Services and President—Safety Services
Nancee R. Berger	56	President and Chief Operating Officer
J. Scott Etzler	64	President—Unified Communications Services and President—Revenue Generation Services
Jon R. Hanson	50	President—Interactive Services
Rod J. Kempkes	51	Chief Administrative Officer
Jan D. Madsen	53	Chief Financial Officer and Treasurer
David C. Mussman	56	Executive Vice President, Secretary and General Counsel
Nicole B. Theophilus	46	Executive Vice President—Chief Human Resources Officer
David J. Treinen	60	Executive Vice President—Corporate Development and Planning

Thomas B. Barker is the Chairman of the Board and Chief Executive Officer of West Corporation. Mr. Barker joined West Corporation in 1991 as Executive Vice President of West Interactive Corporation. He was promoted to President and Chief Operating Officer of West Corporation in March 1995. He was promoted to President and Chief Executive Officer of the Company in September 1998 and served as our President until January 2004. Mr. Barker has been a director of the Company since 1997 and Chairman of the Board since March 2008.

Ronald R. Beaumont served as Chief Executive Officer of HyperCube LLC since its formation in 2005 until HyperCube was acquired by us in March 2012. Mr. Beaumont has served as President of HyperCube, which was renamed West Telecom Services in 2015, since acquired by West. In January 2016, Mr. Beaumont was named President of West Safety Services.

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

J. Scott Etzler joined InterCall, Inc. in June 1998 as President and Chief Operating Officer and was Chief Executive Officer from March 1999 until InterCall was acquired by West in May 2003. Mr. Etzler has served as President of InterCall, which was renamed West Unified Communications Services in 2016, since the acquisition in May 2003. In 2016, Mr. Etzler was also named President of West Revenue Generation Services.

Jon R. (Skip) Hanson joined us in 1991 as a Business Analyst. From 1999 until 2008, he served as Chief Administrative Officer and Executive Vice President of Corporate Services. From 2008 until 2012, Mr. Hanson was President of West Customer Management Group. In 2013, Mr. Hanson was named President of West Interactive Corporation and since 2014, has served as President of West Interactive Services.

Rod J. Kempkes has served as Chief Administrative Officer since July 2012. Mr. Kempkes joined West in 1989 as part of the finance group. Throughout his tenure at West, Mr. Kempkes has held various executive roles, including President of West Direct Inc. from March 2009 until May 2012.

Jan D. Madsen joined West Corporation in December 2014 and was named Chief Financial Officer and Treasurer in 2015. Prior to joining West, Ms. Madsen served as Vice President for Finance for Creighton University from September 2010 to December 2014. Prior to joining Creighton University, Ms. Madsen served as a consultant and, prior thereto, as Chief Financial Officer for the Financial Services Division of First Data Corporation.

David C. Mussman joined West Corporation in January 1999 as Vice President and General Counsel and was promoted to Executive Vice President in 2001. Prior to joining West, Mr. Mussman was a partner at the law firm of Erickson & Sederstrom. In 2006, Mr. Mussman became Secretary of the Company.

Nicole B. Theophilus joined West in April 2016 as Chief Human Resources Officer. Prior to joining West, Ms. Theophilus served as head of Human Resources for ConAgra, Inc. from November 2009 to August 2015, after initially joining ConAgra in 2006 as its Vice President & Chief Employment Counsel. Prior to joining ConAgra, Ms. Theophilus practiced law, most recently at Blackwell Sanders Peper Martin, LLP (now known as Husch Blackwell).

David J. Treinen joined West Corporation in 2007 as Executive Vice President, Corporate Development and Planning. Prior to joining West, he served as Executive Vice President, Corporate Development and Strategy for First Data Corporation from September 2006 until September 2007. Prior to that assignment, Mr. Treinen held a number of responsibilities with First Data Corporation including Senior Vice President from February 2006 to August 2006, President of First Data Government Solutions from April 2004 to January 2006 and Managing Director of eONE Global, a First Data Corporation subsidiary, from November 2000 through March 2004.

Item 1A.	RISK FACTORS

The review of potential financial and strategic alternatives by our Board of Directors may disrupt our business or result in significant transaction expenses and unexpected liabilities.

On November 1, 2016, the Company announced that its Board of Directors had initiated a process to explore and evaluate a wide range of financial and strategic alternatives to further enhance shareholder value. The pursuit of potential financial and strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain key personnel, customers, or contracts; and volatility in the Company’s stock price. There can be no assurance that the review process will result in a sale transaction or other strategic alternative of any kind or that the process will not have an adverse impact on our business.  We do not intend to discuss or disclose developments with respect to the process unless we determine further disclosure is appropriate or required. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

We may not be able to compete successfully in our highly competitive industries, which could adversely affect our business, results of operations and financial condition.

We face significant competition in many of the markets in which we do business and expect that this competition will intensify. The principal competitive factors in our business include: range of service offerings, global capabilities and price and quality of services. The trend toward international expansion by foreign and domestic competitors and continuous technological changes may erode profits by bringing new competitors into our markets and reducing prices. Our competitors’ products, services and pricing practices, as well as the timing and circumstances of the entry of additional competitors into our markets, could adversely affect our business, results of operations and financial condition.

We face technological advances, which have contributed to pricing pressures in the conferencing industry and could result in the loss of customer relationships. Competition in the web and video conferencing services arenas continues to increase as new vendors enter the marketplace and offer a broader range of collaboration solutions through new technologies, including, without limitation, VoIP, on-premise, PBX, UC equipment and mobile solutions.

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

Technology is a critical component of our business. We have invested in sophisticated and specialized computer and telephone technology and we anticipate that it will be necessary for us to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to remain competitive. Our future success depends in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing client demands. Introduction of new methods and technologies brings corresponding risks associated with effecting change to a complex operating environment and, in the case of adding third-party services, results in a dependency on an outside technology provider. With respect to third party technology we use to support our services, some of which is provided by our competitors, the failure of such technology or the third party becoming unable or unwilling to continue to provide the technology could interfere with our ability to satisfy customer demands and may require us to make investments in a replacement technology, which could adversely affect our business, financial condition and results of operations.

Growth in our Unified Communications Services and Safety Services businesses depends in large part on continued deployment and adoption of emerging technologies.

Growth in our UC services business and our next generation 9-1-1 solution offering is largely dependent on customer acceptance of communications services over IP-based networks, which is still in its early stages. Continued growth depends on a number of factors outside of our control. Customers may delay adoption and deployment of IP communications solutions for several reasons, including available capacity on legacy networks, internal commitment to in-house solutions and customer attitudes regarding security, reliability and portability of IP-based solutions. In the Safety Services reportable segment, adoption may be hindered by, among other factors, continued reliance by customers on legacy systems, the complexity of implementing new systems and budgetary constraints. If customers do not deploy and adopt IP-based network solutions at the rates we expect, for these or other reasons, our business, results of operations and financial condition could be adversely affected. In addition, next generation 9-1-1 deployment introduces reliability challenges greater than those of our traditional 9-1-1 services. Outages may subject the Company to liability claims as well as governmental oversight and fines.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more key clients would result in the loss of revenue.

Our 100 largest clients by revenue accounted for approximately 43% of our total revenue from continuing operations for the year ended December 31, 2016. If we fail to retain a significant amount of business from any of our significant clients, our business, results of operations and financial condition could be adversely affected. For example, we announced in the third quarter of 2015, a large telecom services client would not be retained. Also, in the first quarter of 2014, we announced a large conferencing client would not be retained. The impact of these actions negatively affected our operating results in 2016 and 2015.

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

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases, whether from human error or fraud or malice on the part of employees or third parties or accidental technical failure, could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Certain of our client contracts do not contractually limit our liability for the loss of confidential information and our insurance may not cover the expected loss. Migration of emergency communications to IP-based infrastructure increases this risk. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and, local laws and regulations in all respects. For our international operations, we are obligated to implement processes and procedures to comply with local data privacy regulations. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Growth in our Unified Communications Services and other new services may provide alternatives to our services which could adversely affect our business, results of operations and financial condition.

Our UC services and other new services and enhancements to existing services may compete with our current collaboration services. Continued growth in such emerging technologies may result in the availability of feature rich alternatives to our existing services with a more attractive pricing model. These developments could reduce the attractiveness to customers of our existing product offerings and reduce the price which we can receive from customers with respect to such services, which could adversely affect our business, results of operations and financial condition.

Global economic conditions could adversely affect our business, results of operations and financial condition, primarily through disrupting our clients’ businesses.

Uncertain and changing global economic conditions, including disruption of financial markets, could adversely affect our business, results of operations and financial condition, primarily through disruptions of our clients’ businesses. Higher rates of unemployment and lower levels of business activity generally adversely affect the level of demand for certain of our services. In addition, worsening of general market conditions in the United States, Europe or other markets important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

We could be subject to changes in our effective tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Due to changing economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Also, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Influential representatives of the U.S. government have commented publically that tax reform is a pending priority, and many countries outside the United States, including countries in which we do business, routinely consider changes to existing tax laws. Proposals enacted into legislation could have material adverse consequences on the amount of tax we are required to pay and, thereby, on our operating results, cash flows and financial condition.

We are also subject to the examination of our tax returns and other tax matters by various tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

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

In addition, the FCC has adopted rules dictating the manner in which regulated service providers compensate each other for the termination of interstate, intrastate, and local traffic, as well as intercarrier compensation between wireline carriers and wireless providers. The rules adopted by the FCC provide for a multi-year transition to a national uniform terminating charge of zero, which is known as “bill-and-keep.” Carriers were required to cap all current rate elements as of December 29, 2011 and to begin reducing their termination and transport rates in annual steps, culminating with a bill-and-keep system by July 2018. In a Further Notice, the FCC is considering changes to rates charged for origination of toll-free traffic, which is a major type of traffic carried by West’s subsidiary, West Telecom Services. There are initiatives by state regulators to address, and possibly reduce, intrastate access rates. In 2016, AT&T filed a petition requesting that the FCC forbear from the rules that permit tariffing of all tandem switching and tandem-switched transport charges on all traffic to or from ILECs engaged in access stimulation (even when the tandem provider is not involved in access stimulation) and from the rules permitting tariffed charges for toll-free database queries. If granted, AT&T’s proposed forbearance could cause significant disruption and uncertainty in the tandem services market in which West Telecom Services operates.  We are unable to predict the outcome of these rulemaking efforts, and any resulting regulations could limit our ability to determine how we charge for our services and have an adverse effect on our profitability.

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

As of December 31, 2016, the amount of cash and cash equivalents held by our foreign subsidiaries was $130.4 million. From time to time we may seek to repatriate funds held by these subsidiaries, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current United States tax rates. Accordingly, upon the distribution of cash to us from our foreign subsidiaries, we will be subject to United States income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. Therefore, to the extent that we use cash generated in foreign jurisdictions, there may be a cost associated with repatriating cash to the United States or other limitations that could adversely affect our liquidity.

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

In addition, we incur significant transaction costs associated with our acquisitions, including substantial fees for attorneys, accountants and other advisors. Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete, divert resources from other potentially more profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations.

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

As of December 31, 2016, we had goodwill and intangible assets, net of accumulated amortization, of approximately $1.9 billion and $315.5 million, respectively. Management is required to exercise significant judgment in identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Any changes in key assumptions about the business units and their prospects or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have an adverse effect on our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our other liquidity needs, and we may be forced to take other actions, which may not be successful, to satisfy our obligations under our indebtedness.

At December 31, 2016, our aggregate long-term indebtedness, including the current portion, was $3,209.0 million. In 2016, our consolidated interest expense and accelerated amortization of deferred financing costs was approximately $185.2 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to fund our other liquidity needs.

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

We had a negative net worth as of December 31, 2016, which may make it more difficult and costly for us to obtain financing in the future and may otherwise negatively impact our business.

As of December 31, 2016, we had a negative net worth of $441.8 million. Our negative net worth primarily resulted from the incurrence of indebtedness to finance our Recapitalization in 2006. As a result of our negative net worth, we may face greater difficulty and expense in obtaining future financing than we would face if we had a greater net worth, which may limit our ability to meet our needs for liquidity or otherwise compete effectively in the marketplace.

Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring additional indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our debt agreements, we and certain of our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. At December 31, 2016, under the terms of our debt agreements, we would be permitted to incur up to approximately $619.2 million of additional committed term loan debt, or increase commitment to the revolving credit facility or additional secured notes, or incur debt by our foreign subsidiaries up to $250.0 million, all in addition to any current availability that is undrawn as of December 31, 2016, under our revolving credit facility and asset securitization facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we face could increase.

We may not generate sufficient cash flows or have sufficient restricted payment capacity under our senior secured credit facilities or the indenture governing our outstanding notes to pay our intended dividends on the common stock.

Subject to legally available funds, we intend to pay quarterly cash dividends. We will only be able to pay dividends from our available cash on hand and funds generated by us and our subsidiaries. Our ability to pay dividends to our stockholders will be subject to the terms of our senior secured credit facilities and the indenture governing the outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our Board of Directors could affect our dividend policy, decrease the level of dividends or entirely discontinue the payment of dividends. The following additional factors, among others, could affect our dividend policy:

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

•	the amount of dividends distributed is and will be subject to contractual restrictions under the restricted payments covenants contained in:
o	the indentures governing our outstanding notes;
o	the terms of our senior secured credit facilities;
o	the terms of any other outstanding indebtedness we may incur; and
•	the amount of dividends distributed is subject to state law restrictions.

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

In addition, our senior secured credit facilities and the indentures governing our outstanding notes contain customary “change of control” provisions which could have the effect of increasing the cost of acquiring the Company and therefore may discourage such an acquisition or reduce the price a buyer would be willing to pay to our stockholders in an acquisition.

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

Our headquarters are located in Omaha, Nebraska. In addition, we have shared service centers in Omaha, Nebraska; Longmont, Colorado; Canada; and the Philippines.

The majority of our facilities are leased, including all non-United States facilities.  Owned facilities include our headquarters, two facilities in Omaha, Nebraska, three facilities in Georgia and individual facilities in Alabama and Minnesota.

Information about the properties supporting our four reporting segments is as follows:

Unified Communications Services has primary business centers in Chicago, Illinois; Louisville, Kentucky; Lancaster, Texas; Singapore; and Gloucester, United Kingdom. Additional facilities are located in 15 states and in Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Israel, Japan, Malaysia, Mexico, Singapore, South Korea, Spain, Sweden and the United Kingdom.

Safety Services has a primary business center in Longmont, Colorado and additional leased facilities in Colorado, Illinois, Texas and Canada.

Interactive Services has primary business centers in Omaha, Nebraska and Mobile, Alabama and additional facilities in these states as well as in California, Ohio, and Missouri.

Specialized Agent Services has primary business centers in Plymouth Meeting, Pennsylvania; Omaha, Nebraska; and Appleton, Wisconsin. Additional facilities are located in seven states and the Philippines.

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

Our common stock began trading on the NASDAQ Global Select Market under the ticker symbol “WSTC” following our initial public offering (“IPO”) on March 22, 2013. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock in 2015 and 2016. Subject to legally available funds, we intend to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. In addition our ability to pay dividends is subject to applicable law, our senior secured credit facilities and the indenture governing our senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Covenants” and the risk factors related to our ability to pay future dividends in “Risk Factors.”

2015:	High	Low	Dividend Per Share
First Quarter	$35.98	$30.45	$0.225
Second Quarter	$33.91	$30.00	$0.225
Third Quarter	$30.90	$22.26	$0.225
Fourth Quarter	$26.52	$19.64	$0.225
2016:
First Quarter	$23.90	$17.26	$0.225
Second Quarter	$23.42	$18.55	$0.225
Third Quarter	$24.36	$18.62	$0.225
Fourth Quarter	$25.85	$19.66	$0.225

The number of shareholders of record of our common stock as of February 10, 2017 was approximately 234.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under equity
	to be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column(a))
Plan category	(a)	($) (b)	(c)
Equity compensation plans approved by security holders:
2013 Long-Term Incentive Plan Stock Options	345,892	23.46	5,333,520
2013 Employee Stock Purchase Plan	—	—	1,053,446
2006 Executive Incentive Plan Stock Options	1,823,413	28.21	—
Nonqualified Deferred Compensation Plan (1)	1,408,760	—	1,571,982
Equity compensation plans not approved by security holders	—	—	—
Total	3,578,065		7,958,948

(1)

Pursuant to the terms of the West Corporation Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), eligible management, non-employee directors and other highly compensated employees who are approved for participation by the Compensation Committee of our Board of Directors may elect to defer their bonus and up to 50% of their salary, with such bonus and salary deferrals not to exceed $500,000 per plan year. In accordance with the terms of the Deferred Compensation Plan, such deferred compensation will be notionally invested in the same investments made available to participants of the 401(k) plan or our common stock. We match a percentage (50% in 2016) of any amounts notionally invested in our common stock, where matched amounts are subject to a five-year vesting schedule with 20% vesting each year after the individual first participates in the Deferred Compensation Plan. At December 31, 2016, the notionally granted common stock under the Deferred Compensation Plan, including both vested and unvested common stock was 1,408,760 shares.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Data Processing and Outsourced Services Index since our IPO. The line graph assumes the investment of $100 in our common stock, the S&P’s Data Processing and Outsourced Services Index, and the S&P’s 500 Index on March 22, 2013 and assumes reinvestment of all dividends. The following performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information and, therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In prior years, we used the S&P North American Technology Services index, which was discontinued on March 7, 2016. Accordingly, we now the use S&P Data Processing and Outsourced Services as a replacement index. This index includes many of the companies that were previously on the S&P North American Technology Services index and which are also part of our peer group.

			S&P 500 Data Processing
	West Corporation	S&P 500	and Outsourced Services
March 22, 2013	$100.00	$100.00	$100.00
June 30, 2013	$118.63	$106.77	$113.04
September 30, 2013	$119.92	$112.37	$124.68
December 31, 2013	$140.44	$124.18	$146.64
March 31, 2014	$131.97	$126.43	$139.23
June 30, 2014	$149.17	$133.04	$139.89
September 30, 2014	$165.38	$134.55	$142.14
December 31, 2014	$186.63	$141.18	$165.72
March 31, 2015	$192.08	$142.52	$170.06
June 30, 2015	$172.63	$142.92	$172.90
September 30, 2015	$129.65	$133.72	$171.11
December 31, 2015	$125.97	$143.14	$186.43
March 31, 2016	$134.69	$145.06	$187.46
June 30, 2016	$117.26	$148.63	$184.80
September 30, 2016	$132.98	$154.35	$200.08
December 31, 2016	$150.60	$160.25	$200.05

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows our purchases of our common stock during 2016:

(d)
Approximate
			(c)	Dollar Value of
			Total Number of	Shares that May
		(b)	Shares Purchased	Yet be
	(a)	Average Price	as Part of Publicly	Purchased
	Total Number of	Paid per Share	Announced Plans	Under the Plans
Period	Shares Purchased	(or unit)	or Programs	or Programs (1)
First quarter	1,000,000	$21.94	1,000,000	$53,039,122
Second quarter	—	—	—	—
Third quarter	—	—	—	—
Fourth quarter	—	—	—	—
Total	1,000,000	$21.94	1,000,000	$53,039,122

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

During 2016, 83,129 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long-Term Incentive Plan reserve.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods presented and at the dates indicated, our selected consolidated financial data from continuing operations for each of the last five years. The selected consolidated income statement and balance sheet data have been derived from our consolidated financial statements. Our consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, are included elsewhere in this annual report. The information is qualified in its entirety by the detailed information included elsewhere in this annual report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands except per share amounts)
Income Statement Data (1):
Revenue	$2,291,963	$2,280,259	$2,218,594	$2,120,972	$2,042,526
Cost of services	981,788	970,693	943,331	894,628	845,750
Selling, general and administrative expenses	865,961	853,116	813,856	775,050	753,674
Operating income	444,214	456,450	461,407	451,294	443,102
Interest expense	(148,627)	(154,273)	(188,102)	(232,935)	(263,984)
Refinancing expense	(36,532)	(2,304)	(73,309)	(23,105)	(2,715)
Other, net	757	(1,200)	7,294	2,488	2,268
Income before income tax expense	259,812	298,673	207,290	197,742	178,671
Income tax expense	66,423	107,757	72,679	74,651	73,459
Income from continuing operations	$193,389	$190,916	$134,611	$123,091	$105,212
Earnings per common share from continuing operations:
Basic Common	$2.33	$2.29	$1.60	$1.56	$1.71
Diluted Common	$2.29	$2.24	$1.57	$1.53	$1.66
Selected Operating Data (1):
Operating margin (2)	19.4%	20.0%	20.8%	21.3%	21.7%
Income margin (3)	8.4%	8.4%	6.1%	5.8%	5.2%

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Balance Sheet Data:
Total assets	$3,440,838	$3,555,217	$3,743,916	$3,496,644	$3,457,295
Total debt	$3,209,046	$3,400,125	$3,658,786	$3,525,347	$4,017,656
Other Financial Data:
Cash dividends declared (4)	$76,429	$76,480	$75,991	$56,443	$511,041

(1)	Operating results are from continuing operations.
(2)	Operating margin represents operating income as percentage of revenue.
(3)	Income margin represents income from continuing operations as a percentage of revenue.
(4)	Cash dividends declared in 2016, 2015, 2014, 2013 and 2012 were $0.90 per share, $0.90 per share, $0.90 per share, $0.675 per share and $8.00 per share, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global provider of communication and network infrastructure services. “We,” “us” and “our” also refer to West Corporation and its consolidated subsidiaries, as applicable. We believe our products and services help our clients more effectively communicate, collaborate and connect with their audiences through a diverse portfolio of solutions that include UC services, safety services, interactive services such as automated notifications, specialized agent services and telecom services.

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

Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Financial Operations Overview

Revenue

Services in Unified Communications Services are generally billed, and revenue recognized, on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a “Per User Per Month” or network circuit basis. Telecom Services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and recognized based on usage.

Safety Services revenue is generated primarily from monthly fees and recognized as billed, based on the number of billing telephone numbers and cell towers covered under contract. In addition, product sales that may include hardware, software, and professional services (installation, training and project management) are generally recognized when shipment of the hardware and software has occurred and for professional services when client acceptance of a fully functional system is received. Contracts for annual recurring services such as support and maintenance agreements and contracts where guaranteed minimums exist are generally billed in advance and are recognized as revenue ratably (on a monthly basis) over the contractual periods.

Services in Interactive Services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or in the case of subscription arrangements, generally billed in advance and revenue recognized ratably over the contract term.

Services in Specialized Agent Services are generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for healthcare advocacy services is generally based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period.

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

Key Drivers Affecting Our Financial Position and Results of Operations

Divestiture Activities. On March 3, 2015, we divested several of our agent-based businesses, including our consumer-facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014.

The divestiture resulted in a $48.2 million after tax gain in 2015 which is included within income from discontinued operations. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after tax gain realized on the sale was $56.8 million, including an $8.6 million tax benefit associated with a higher tax basis than book basis that we were required to recognize in the fourth quarter of 2014.

Factors Related to Indebtedness. On June 17, 2016, we completed a partial refinancing of our outstanding indebtedness through an amendment (the “Seventh Amendment”) to our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) and a private offering of $400.0 million aggregate principal amount of 4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”). The amendment to our Senior Secured Credit Facilities, among other things, established commitments for a new seven-year senior secured term loan B-12 facility in an aggregate principal amount of $870.0 million (the “2023 Maturity Term Loans”), a new five-year senior secured term loan A-2 facility in an aggregate principal amount of $650.0 million (the “2021 Maturity A Term Loans”) and a new five-year senior secured term loan B-14 facility in an aggregate principal amount of $260.0 million (the “2021 Maturity B Term Loans”). We used the proceeds of the new notes and new facilities, together with cash on hand, to repay $1,678.0 million of our existing term loan B-10 facility (the “2018 Maturity Term Loans”), $252.6 million on the term A-1 facility (the “2019 Maturity Term Loans”) and all $249.4 million outstanding on the term loan B-11 facility (“B-11 Term Loans”). In addition, the Seventh Amendment provided for an extended senior secured revolving credit facility with a maturity date of June 17, 2021 in an aggregate amount of $300.0 million.

On December 19, 2016, we completed an eighth amendment to our Senior Secured Credit Facilities (the "Eighth Amendment"). With respect to our term loans, the Eighth Amendment provided for:

•

an interest rate margin applicable to the 2023 Maturity Term Loans equal to 2.50% for LIBOR rate loans and 1.50% for base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans; and

•

an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.50% for LIBOR rate loans, and 1.50% for base rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and subject to a 0.0% interest rate floor for the base rate component of base rate 2021 Maturity B Term Loans.

The refinancing and use of proceeds resulted in the following benefits:

•

we extended our weighted-average length of maturity from 4.0 years at December 31, 2015 to 5.3 years at December 31, 2016, while maintaining an attractively priced cost of capital, with a weighted-average cost of debt of 4.07% at December 31, 2016, an increase from 3.88% as of December 31, 2015, excluding amortization of deferred financing fees and unused commitment fees; and

•

we increased our percentage of fixed-rate debt. In conjunction with our interest rate swaps, our fixed-rate debt as of December 31, 2016 is 52% or 58% on a pro forma basis including the 3-month LIBOR swap effective June 30, 2017.

Acquisition Activities. Identifying and successfully integrating acquisitions of value-added service providers has been a key component of our growth strategy. We will continue to seek opportunities to expand our suite of communication services across industries, geographies and end-markets. While we expect this will occur primarily through organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to clients and drive value to us. We have developed an internal capability to source, evaluate and integrate acquisitions that we believe has created value for shareholders. Since 2002, we have invested approximately $3.0 billion in strategic acquisitions. We believe there are acquisition candidates that will enable us to expand our capabilities and markets and we intend to continue to evaluate acquisitions in a disciplined manner and pursue those that provide attractive opportunities to enhance our growth and profitability.

During 2016, we closed two acquisitions for an aggregate purchase price of $19.4 million. The acquisitions of Synrevoice and 911 ETC closed on March 14, 2016 and December 9, 2016, respectively, and their results have been included in our financial statements since their respective acquisition dates.

Overview of 2016 Results

The following overview highlights the areas we believe are important in understanding the results of our continuing operations for the year ended December 31, 2016. This summary is not intended as a substitute for the detail provided elsewhere in this annual report or for our consolidated financial statements and notes thereto included elsewhere in this annual report.

•	Our revenue increased $11.7 million, or 0.5% in 2016 compared to revenue in 2015.
•	Our operating income decreased $12.2 million, or 2.7% in 2016 compared to operating income in 2015.
•	Our cash flows from continuing operating activities were $428.3 million, an increase of $17.5 million, or 4.3%, during 2016 compared to cash flows from continuing operating activities in 2015.
•	Our earnings per share from continuing operations – diluted was $2.29 compared to $2.24 in 2015.
•

On March 14, 2016, we completed the acquisition of substantially all of the assets of Synrevoice, a provider of messaging and notification services to the K-12 education and commercial markets in North America. The purchase price was approximately $9.3 million and was funded with cash on hand. This business is included in the Interactive Services reportable segment.

•

On June 17, 2016, we entered into the Seventh Amendment to our Senior Secured Credit Facilities and issued the 2021 Senior Secured Notes. As a result of the Seventh Amendment and other accelerated debt principal payments made during 2016, we recorded $36.5 million of accelerated amortization of deferred financing costs. The Seventh Amendment also extended our weighted-average length of maturity from 4.0 years at December 31, 2015 to 5.3 years at December 31, 2016.

•

On June 21, 2016, we completed the sale of land, buildings and improvements that were previously classified as held for sale for $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million. We also entered into a 12-year leaseback agreement for one of the buildings. This lease is classified as an operating lease and the related $5.2 million gain, included in the $19.0 million realized gain, is being deferred and will be recognized over the lease term.

•

On July 26, 2016, we entered into four interest rate swaps for hedging purposes: two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis point LIBOR floor.

•

On November 1, 2016, the Company announced that its Board of Directors had initiated a process to explore and evaluate a range of financial and strategic alternatives to further enhance shareholder value.

•

On December 9, 2016, we completed the acquisition of 911 ETC, a provider of E9-1-1 services for enterprise customers in the United States and Canada. The purchase price was approximately $10.2 million and was funded with cash on hand. This business is included in the Safety Services reportable segment.

•

On December 19, 2016, we entered into the Eighth Amendment to our Senior Secured Credit Facilities. The Eighth Amendment provided for a 0.50% rate reduction on the 2023 Maturity Term Loans, a 0.25% rate reduction on the 2021 Maturity B Term Loans and reduced both the LIBOR and base rate floor on the 2021 facility from 0.75% and 1.75%, respectively, to zero. As a result of the Eighth Amendment, we expect a $5.0 million annual savings in cash interest expense, $4.6 million after annual deferred financing amortization.

•

Operating income and net income were negatively impacted by an $8.4 million restructuring charge due to a workforce reduction plan implemented in the fourth quarter as part of strategic and cost savings initiatives.

•

During the fourth quarter, we implemented legal entity changes to certain of our foreign subsidiaries which resulted in lower deferred tax on foreign unremitted earnings of approximately $23.0 million.

The following table sets forth our Consolidated Statements of Income From Continuing Operations data as a percentage of revenue for the periods indicated and excludes any results of our discontinued operations:

	Year ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of services	42.8	42.6	42.5
Selling, general and administrative expenses	37.8	37.4	36.7
Operating income	19.4	20.0	20.8
Interest expense	6.5	6.9	8.5
Refinancing expense	1.6	—	3.3
Other income	—	—	0.3
Income from continuing operations before income tax expense	11.3	13.1	9.3
Income tax expense	2.9	4.7	3.2
Income from continuing operations	8.4%	8.4%	6.1%

Years Ended December 31, 2016 and 2015

Revenue: The tables below summarize the change in our revenue for the year ended December 31, 2016, compared to the revenue for the year ended December 31, 2015.

	Amounts	Contribution
	in millions	to Growth %
Revenue for the year ended December 31, 2015	$2,280.3
Revenue from acquired entities	24.2	1.1%
Estimated impact of foreign exchange rates	(18.5)	-0.8%
Loss of two large Unified Communications Services clients	(45.7)	-2.0%
Adjusted organic growth, net	51.7	2.3%
Revenue for the year ended December 31, 2016	$2,292.0	0.5%

Total revenue in 2016, increased $11.7 million, or 0.5%, to $2,292.0 million from $2,280.3 million in 2015. This increase included revenue of $24.2 million from the acquisitions of 911 ETC, Synrevoice, ClientTell, Magnetic North and SharpSchool, which closed on December 9, 2016, March 14, 2016, November 2, 2015, October 31, 2015 and June 2, 2015, respectively. Our financial statements include the results of the acquired companies since their respective acquisition dates.

Adjusted organic growth is a non-GAAP measure that excludes revenue from acquired entities, revenue from previously disclosed lost clients and the estimated impact of foreign currency exchange rates. We believe adjusted organic revenue growth provides a useful measure of growth in our ongoing business.

Revenue by reportable segment:

	For the year ended December 31,
		% of Total		% of Total
	2016	Revenue	2015	Revenue	Change	% Change
Revenue in thousands:
Unified Communications Services	$1,425,281	62.2%	$1,467,711	64.4%	$(42,430)	-2.9%
Safety Services	296,320	12.9%	281,391	12.3%	14,929	5.3%
Interactive Services	300,739	13.1%	265,664	11.7%	35,075	13.2%
Specialized Agent Services	281,542	12.3%	276,983	12.1%	4,559	1.6%
Intersegment eliminations	(11,919)	-0.5%	(11,490)	-0.5%	(429)	NM
Total	$2,291,963	100.0%	$2,280,259	100.0%	$11,704	0.5%

NM—Not Meaningful

Unified Communications Services revenue decreased $42.4 million, or 2.9%, to $1,425.3 million in 2016 from $1,467.7 million in 2015. The decrease in revenue in 2016 was attributable to negative impacts of foreign currency exchange rates of approximately $18.5 million, the two previously announced large client losses of $45.7 million and price compression, which were partially offset by revenue from new sales, client volume growth and revenue of $7.2 million from the acquisition of Magnetic North. Adjusted organic growth for Unified Communications Services was 1.0% for 2016.

The volume of minutes used for our automated conferencing services, which accounts for just over half of the Unified Communications Services revenue, grew approximately 1.6% in 2016 over 2015, while the average rate per minute for automated services declined by approximately 5.9%. Adjusting for the impact of the loss of a large conferencing client, the volume of minutes used for our automated conferencing services grew by approximately 1.9% and our average rate per minute for automated conferencing services declined by approximately 4.6%. Our 2016 revenue reflects reduced revenue from our automated and operator assisted conferencing products and the migration of conferencing clients from higher priced solutions, such as operator-assisted calls, to lower priced automated calls.

Safety Services revenue increased $14.9 million, or 5.3%, to $296.3 million in 2016 from $281.4 million in 2015. The increase was primarily due to sales and volume growth from customers adopting new technologies, partially offset by lower equipment sales, which can fluctuate period to period, and price compression for volume-based pricing arrangements.

Interactive Services revenue increased $35.1 million, or 13.2%, to $300.7 million in 2016 from $265.7 million in 2015. The acquisitions of Synrevoice, ClientTell and SharpSchool contributed $16.7 million to the increase in revenue. The remaining increase was primarily due to new clients as well as increased volumes from existing clients, across multiple markets, including education and healthcare, partially offset by customer churn.

Specialized Agent Services revenue in 2016 increased $4.6 million, or 1.6%, to $281.5 million from $277.0 million in 2015. The increase in revenue is primarily the result of low double-digit revenue growth in our healthcare advocacy services due to increased subscribers as well as expanded product offerings. This increase in revenue was partially offset by client mix, delayed program implementations due to challenging labor markets in our revenue generation services and slower than historical recoveries from our cost management services.

During 2016, international revenue was $458.4 million, which included $11.1 million from acquisitions. On a constant currency basis, our international revenue increased 1.9%. Excluding the acquisitions, our constant currency international revenue decreased 0.5%, due primarily to a decline in automated conferencing minutes and average price per minute in the EMEA region.

During the years ended December 31, 2016 and 2015, our largest 100 clients accounted for approximately 43% and 44% of our total revenue, respectively. In 2016 and 2015, no client accounted for more than 6% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense and other costs directly related to providing services to clients. Cost of services in 2016 increased $11.1 million, or 1.1%, to $981.8 million from $970.7 million in 2015. The increase in cost of services during 2016 included $4.4 million from the acquisitions completed in 2015 and 2016. The remaining net increase of $6.7 million was primarily driven by increased labor costs and higher equipment cost of goods sold, partially offset by cost savings initiatives. As a percentage of revenue, cost of services increased to 42.8% in 2016 from 42.6% in 2015. The increase in cost of services as a percentage of revenue is primarily due to lower revenue in Unified Communications Services.

Cost of Services by reportable segment:

	For the year ended December 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Cost of services in thousands:
Unified Communications Services	$673,735	47.3%	$673,475	45.9%	$260	0.0%
Safety Services	103,304	34.9%	108,742	38.6%	(5,438)	-5.0%
Interactive Services	68,348	22.7%	59,125	22.3%	9,223	15.6%
Specialized Agent Services	142,880	50.7%	135,672	49.0%	7,208	5.3%
Intersegment eliminations	(6,479)	NM	(6,321)	NM	(158)	NM
Total	$981,788	42.8%	$970,693	42.6%	$11,095	1.1%

NM—Not Meaningful

Unified Communications Services cost of services increased $0.3 million to $673.7 million in 2016 from $673.5 million in 2015. Using constant currency foreign exchange rates, cost of services for the year ended December 31, 2016 would have been approximately $11.2 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services increased to 47.3% in 2016 from 45.9% in 2015. The increase in cost of services as a percentage of revenue was due primarily to the previously announced loss of a large telecom services customer which had an above average gross margin and the loss of a large conferencing customer, higher equipment sales which have a higher cost of services, and price compression in automated and operator-assisted conferencing products, partially offset by growth in streaming, web and video products.

Safety Services cost of services decreased $5.4 million, or 5.0%, to $103.3 million in 2016 from $108.7 million in 2015. The decrease in cost of services was primarily due to cost savings initiatives and product mix. As a percentage of revenue, Safety Services cost of services decreased to 34.9% in 2016 from 38.6% in 2015.

Interactive Services cost of services increased $9.2 million, or 15.6%, to $68.3 million in 2016 from $59.1 million in 2015. The increase in cost of services included $2.8 million from acquisitions made in 2016 and 2015. The remaining increase in cost of services was due primarily to increased subscribers as well as expanded product offerings and revenue in healthcare advocacy services. As a percentage of revenue, Interactive Services cost of services increased to 22.7% in 2016 from 22.3% in 2015.The increase in cost of services as a percentage of revenue is due primarily to product and client mix.

Specialized Agent Services cost of services increased $7.2 million, or 5.3%, to $142.9 million in 2016 from $135.7 million in 2015. As a percentage of revenue, Specialized Agent Services cost of services increased to 50.7% in 2016 from 49.0% in 2015. The increase in cost of services as a percentage of revenue is primarily due to additional direct headcount to support revenue, increased labor rates in response to challenging labor markets in our revenue generation services business and product and client mix.

Selling, General and Administrative Expenses: SG&A expenses in 2016 increased $12.8 million, or 1.5%, to $866.0 million from $853.1 million for 2015. The increase in SG&A expenses during 2016 included $22.8 million from the acquisitions completed in 2016 and 2015. The $22.8 million of SG&A from acquired entities includes $7.7 million of amortization of acquired intangible assets. Also contributing to the increase in SG&A are $11.1 million of severance costs incurred due to a Company-wide restructuring, compared to $3.2 million of severance in 2015. The decrease in corporate unallocated expense included the mark-to-market reclassification for the increase in the value of our investments in our non-qualified retirement plans of $4.0 million. These increases in SG&A were partially offset by the $14.1 million gain on the sale of buildings that were previously occupied by the businesses we divested in 2015 and a favorable change in foreign exchange transaction gains of $4.5 million. As a percentage of revenue, SG&A expenses increased to 37.8% in 2016 from 37.4% in 2015.

Selling, general and administrative expenses by reportable segment:

	For the year ended December 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications Services	$424,351	29.8%	$416,386	28.4%	$7,965	1.9%
Safety Services	138,313	46.7%	150,241	53.4%	(11,928)	-7.9%
Interactive Services	201,760	67.1%	181,495	68.3%	20,265	11.2%
Specialized Agent Services	122,224	43.4%	110,843	40.0%	11,381	10.3%
Corporate Other - unallocated	(15,247)	NM	(680)	NM	(14,567)	NM
Intersegment eliminations	(5,440)	NM	(5,169)	NM	(271)	NM
Total	$865,961	37.8%	$853,116	37.4%	$12,845	1.5%

NM—Not Meaningful

Unified Communications Services SG&A expenses increased $8.0 million, or 1.9%, to $424.4 million in 2016 from $416.4 million in 2015. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during 2016 would have been approximately $7.8 million higher. The increase was primarily due to increased expenses to support growth in the UCaaS market, $8.2 million from the acquisition of Magnetic North and severance costs of $6.3 million, partially offset by cost savings initiatives. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses increased to 29.8% in 2016 compared to 28.4% in 2015.

Safety Services SG&A expenses decreased $11.9 million, or 7.9%, to $138.3 million in 2016 from $150.2 million in 2015. The decrease in SG&A expenses during 2016 was due primarily to lower amortization expense and the results of cost savings initiatives. Partially offsetting the reduction in SG&A were severance costs of $3.1 million. As a percentage of this segment’s revenue, Safety Services SG&A expenses decreased to 46.7% in 2016 compared to 53.4% in 2015.

Interactive Services SG&A expenses increased $20.3 million, or 11.2%, to $201.8 million in 2016 from $181.5 million in 2015. The increase in SG&A expenses during 2016 included $14.5 million from acquisitions made in 2016 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand and increased labor rates, partially offset by cost savings initiatives. As a percentage of this segment’s revenue, Interactive Services SG&A expenses decreased to 67.1% in 2016 compared to 68.3% in 2015.

Specialized Agent Services SG&A expenses increased $11.4 million, or 10.3%, to $122.2 million in 2016 from $110.8 million in 2015. This increase in SG&A expense was driven by the need for additional resources that were previously shared with the agent businesses we divested on March 3, 2015, increased labor rates, investments in product enhancements and sales to accelerate revenue growth.  As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses increased to 43.4% in 2016 compared to 40.0% in 2015.

During 2016, corporate other unallocated SG&A expenses consisted primarily of the $14.1 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015, $3.9 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $2.7 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. During 2015, there were $0.6 million of unallocated foreign currency losses. In addition, 2015 included $1.3 million of mark-to-market losses on investments in our non-qualified retirement plans. These mark-to-market losses resulted in a decrease in SG&A and a corresponding increase in other non-operating expense. All other corporate expenses are allocated to our four reportable segments.

Operating Income: Operating income in 2016 decreased $12.2 million, or 2.7%, to $444.2 million from $456.5 million in 2015. Severance costs contributed $7.9 million to the decrease in operating income as did a $3.9 million negative impact of the mark-to-market adjustment. Also, operating income declined due to lower operating income in the Unified Communications Services segment resulting from price compression and slower minute growth in automated conferencing, fewer calls and add-on services in operator assisted conferencing and the higher than average margin on the lost telecom services client, partially offset by a strong operating performance in Safety Services and the gain on sale of the buildings. As a percentage of revenue, operating income decreased to 19.4% in 2016 from 20.0% in 2015.

Operating income by reportable segment:

	For the year ended December 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications Services	$327,195	23.0%	$377,850	25.7%	$(50,655)	-13.4%
Safety Services	54,703	18.5%	22,408	8.0%	32,295	144.1%
Interactive Services	30,631	10.2%	25,044	9.4%	5,587	22.3%
Specialized Agent Services	16,438	5.8%	30,468	11.0%	(14,030)	-46.0%
Corporate Other - unallocated	15,247	NM	680	NM	14,567	NM
Total	$444,214	19.4%	$456,450	20.0%	$(12,236)	-2.7%

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

Other expense in 2016 was $184.4 million compared to $157.8 million in 2015. Interest expense, inclusive of $36.5 million of accelerated amortization of deferred financing costs was $185.2 million compared to $156.6 million in 2015, inclusive of $2.3 million of accelerated amortization of deferred financing costs. Our debt obligations are in the name of West Corporation and assigned to certain of our domestic subsidiaries. As a result, our interest expense is recorded in our domestic operations only.

During 2016, we recognized a $4.9 million loss on affiliate transactions denominated in foreign currencies compared to a $1.9 million loss in 2015. During 2016 and 2015 we recognized a $2.7 million gain and a $1.3 million loss, respectively, in a recurring mark-to-market reclassification of investments in our non-qualified retirement plans, resulting in a decrease to non-operating other expense in 2016 and an increase to non-operating other expense in 2015 with an offsetting increase in SG&A expense in 2016 and a decrease in SG&A expense in 2015.

Income from continuing operations: Our income from continuing operations in 2016 increased $2.5 million, or 1.3%, to $193.4 million from $190.9 million in 2015. The increase in income from continuing operations was driven primarily from a reduction in our effective income tax rate. Income from continuing operations includes a provision for income tax expense at an effective rate of approximately 25.6% for 2016, compared to an effective tax rate of approximately 36.1% in 2015. The decrease in the effective tax rate in 2016 was primarily due to two factors. First, a legal entity restructuring that was completed during the fourth quarter of 2016 resulted in a more efficient manner to repatriate foreign earnings in the future, and therefore, decreased the net U.S. deferred tax liability on unremitted foreign earnings. Second, during 2016 there were no significant changes recorded to the liability accrued for uncertain tax positions, such liability had a less significant impact on 2016’s effective tax rate. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply local tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2016 and 2015 effective tax rates were most impacted by our operations in Australia, France, Netherlands, Singapore and the United Kingdom where the tax rates are significantly less than the United States.

Also contributing to the increase in income from continuing operations was the $14.1 million gain recognized on the sale of certain buildings. The increase in income from continuing operations was partially offset by lower operating income and $36.5 million of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments. The net impact on income from continuing operations from the accelerated amortization and sale of the buildings was a reduction of $13.9 million.

Earnings per common share from continuing operations: Earnings per common share-basic for 2016 and 2015 were $2.33 and $2.29, respectively. Earnings per common share-diluted for 2016 and 2015 were $2.29 and $2.24, respectively.

Years Ended December 31, 2015 and 2014

Revenue: The table below summarizes the change in our revenue for the year ended December 31, 2015, compared to the revenue for the year ended December 31, 2014.

	Amounts	Contribution
	in millions	to Growth %
Revenue for the year ended December 31, 2014	$2,218.6
Revenue from acquired entities	71.9	3.2%
Estimated impact of foreign exchange rates	(36.7)	-1.6%
Loss of a large conferencing client	(28.6)	-1.3%
Loss of a large telecom services client	(18.6)	-0.8%
Adjusted organic growth, net	73.7	3.3%
Revenue for the year ended December 31, 2015	$2,280.3	2.8%

Revenue: Total revenue in 2015 increased $61.7 million, or 2.8%, to $2,280.3 million from $2,218.6 million in 2014. This increase included revenue of $71.9 million from the acquisitions of SharpSchool, Magnetic North, ClientTell, SchoolMessenger, Health Advocate, 911 Enable and SchoolReach, which closed on June 2, 2015, October 31, 2015, November 2, 2015, April 21, 2014, June 13, 2014, September 2, 2014 and November 3, 2014, respectively. Our results include the results of the acquired companies since their respective acquisition dates.

Revenue by reportable segment:

	For the year ended December 31,
		% of Total		% of Total
	2015	Revenue	2014	Revenue	Change	% Change
Revenue in thousands:
Unified Communications Services	$1,467,711	64.4%	$1,491,639	67.2%	$(23,928)	-1.6%
Safety Services	281,391	12.3%	278,317	12.5%	3,074	1.1%
Interactive Services	265,664	11.7%	235,481	10.6%	30,183	12.8%
Specialized Agent Services	276,983	12.1%	224,621	10.1%	52,362	23.3%
Intersegment eliminations	(11,490)	-0.5%	(11,464)	-0.4%	(26)	NM
Total	$2,280,259	100.0%	$2,218,594	100.0%	$61,665	2.8%

NM—Not Meaningful

Unified Communications Services revenue decreased $23.9 million, or 1.6%, to $1,467.7 million in 2015 from $1,491.6 million in 2014. The decrease in revenue in 2015 was partially attributable to foreign exchange rates which had a negative impact of approximately $36.7 million on our revenues for the year. The loss of a large conferencing client, which we announced early in 2014, had a negative $28.6 million impact on our 2015 revenue. The loss of a large telecom services client, which we announced in the third quarter of 2015, had a negative impact of $18.6 million on our revenue in 2015. Organic revenue growth of $56.6 million from existing clients and $1.4 million of revenue from the acquisition of Magnetic North partially offset these decreases.

The volume of minutes used for our automated conferencing services, which accounts for the majority of our collaboration services revenue, grew approximately 2.8% in 2015 over 2014, while the average rate per minute for automated services declined by approximately 8.3%. Adjusting for the impact of the loss of the large conferencing client and using constant currency foreign exchange rates the volume of minutes used for our automated conferencing services grew by approximately 7.0%, and our average rate per minute for automated conferencing services declined by approximately 8.6% in 2015 compared to 2014.

Safety Services revenue increased $3.1 million, or 1.1%, to $281.4 million in 2015 from $278.3 million in 2014. The acquisition of 911 Enable in the third quarter of 2014 contributed $8.0 million of the increase in revenue in 2015. The offsetting decrease in revenue was primarily due to price compression and non-recurring services revenue recognized in 2014.

Interactive Services revenue increased $30.2 million, or 12.8%, to $265.7 million in 2015 from $235.5 million in 2014. The acquisitions of SchoolReach and SchoolMessenger in 2014 and SharpSchool and ClientTell in 2015 contributed $20.1 million of the increase in revenue. The remaining increase was primarily due to the expansion of the healthcare and education markets as well as increased volumes from existing customers.

Specialized Agent Services revenue in 2015 increased $52.4 million, or 23.3%, to $277.0 million from $224.6 million in 2014. The increase in revenue in 2015 was primarily the result of the acquisition of Health Advocate in 2014, which contributed $42.3 million of the increase in revenue. The remaining increase was primarily due to new and existing customer growth in our revenue generation and healthcare advocacy businesses and growth from existing customers in our cost management business.

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

Selling, General and Administrative Expenses: SG&A expenses in 2015 increased $39.3 million, or 4.8%, to $853.1 million from $813.9 million in 2014. During 2015, SG&A expenses from the acquired entities were $47.2 million which includes $15.4 million of amortization on acquired intangible assets. Share-based compensation in 2015 increased $7.4 million to $22.9 million. As a percentage of revenue, SG&A expenses increased to 37.4% in 2015 from 36.7% in 2014.

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

Selling, general and administrative expenses by reportable segment:

	For the year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
SG&A in thousands:
Unified Communications Services	$416,386	28.4%	$439,608	29.5%	$(23,222)	-5.3%
Safety Services	150,241	53.4%	143,513	51.6%	6,728	4.7%
Interactive Services	181,495	68.3%	150,759	64.0%	30,736	20.4%
Specialized Agent Services	110,843	40.0%	83,179	37.0%	27,664	33.3%
Corporate Other - unallocated	(680)	NM	3,545	NM	(4,225)	NM
Intersegment eliminations	(5,169)	NM	(6,748)	NM	1,579	NM
Total	$853,116	37.4%	$813,856	36.7%	$39,260	4.8%

NM—Not Meaningful

Unified Communications Services SG&A expenses decreased $23.2 million, or 5.3%, to $416.4 million in 2015 from $439.6 million in 2014. The decrease in SG&A expenses is primarily due to the effect of foreign exchange rates, and cost control initiatives. Using constant currency foreign exchange rates, SG&A expense for Unified Communications Services in 2015 would have been approximately $14.8 million higher. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses decreased to 28.4% in 2015 compared to 29.5% in 2014.

Safety Services SG&A expenses increased $6.7 million, or 4.7%, to $150.2 million in 2015 from $143.5 million in 2014. The increase in SG&A expenses in 2015 included $3.7 million from the 911 Enable acquisition. As a percentage of this segment’s revenue, Safety Services SG&A expenses increased to 53.4% in 2015 compared to 51.6% in 2014.

Interactive Services SG&A expenses increased $30.7 million, or 20.4%, to $181.5 million in 2015 from $150.8 million in 2014. The increase in SG&A expenses in 2015 included $15.8 million from acquisitions made in 2014 and 2015. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand, data center upgrades and process improvement initiatives. As a percentage of this segment’s revenue, Interactive Services SG&A expenses increased to 68.3% in 2015 compared to 64.0% in 2014.

Specialized Agent Services SG&A expenses increased $27.7 million, or 33.3%, to $110.8 million in 2015 from $83.2 million in 2014. The increase in SG&A expenses in 2015 included $25.8 million from the Health Advocate acquisition completed in 2014. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses increased to 40.0% in 2015 compared to 37.0% in 2014.

During 2015, corporate other unallocated SG&A expenses consisted of $0.6 million of unallocated foreign currency losses on third-party transactions denominated in currencies other than the functional currency and $1.3 million of mark-to-market losses on investments in our non-qualified retirement plans. These mark-to-market losses resulted in a decrease in SG&A and a corresponding increase in other non-operating expense. During 2014, there were $1.2 million of unallocated foreign currency losses. In addition, 2015 included $2.3 million of mark-to-market gain on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. All other corporate expenses are allocated to our four reportable segments.

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

Operating income by reportable segment:

	For the year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
Operating income in thousands:
Unified Communications Services	$377,850	25.7%	$366,438	24.6%	$11,412	3.1%
Safety Services	22,408	8.0%	31,052	11.2%	(8,644)	-27.8%
Interactive Services	25,044	9.4%	35,604	15.1%	(10,560)	-29.7%
Specialized Agent Services	30,468	11.0%	31,858	14.2%	(1,390)	-4.4%
Corporate Other - unallocated	680	NM	(3,545)	NM	4,225	NM
Total	$456,450	20.0%	$461,407	20.8%	$(4,957)	-1.1%

NM—Not Meaningful

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities and outstanding notes; the aggregate foreign exchange gain (loss) on affiliate transactions denominated in currencies other than the functional currency; interest income from short-term investments; and, in 2014, the debt redemption premiums and accelerated amortization of deferred financing costs on the redemption of our 2018 Senior Notes, redemption of our 2019 Senior Notes and partial repayment of our 2018 Maturity Term Loans. In 2015, other income (expense) included transition service agreements revenue and expense related to the divestiture of certain of our agent businesses as well as rental income from the buyer of the divested businesses. In the aggregate these divestiture related items were $0.4 million.

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

Discontinued Operations

On March 3, 2015, we divested several of our agent-based businesses, including our consumer-facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014. The divestiture resulted in a $48.2 million gain on a pre-tax and after tax basis which is included within income from discontinued operations for 2015. The $48.2 million gain included a $21.6 million tax benefit in 2015 due to the deferred tax benefit associated with excess outside basis over financial reporting basis. The total after tax gain realized on the sale was $56.8 million, including the $8.6 million tax benefit associated with a higher tax basis over financial basis that we were required to recognize in the fourth quarter of 2014. As a result of the divestiture, the related operating results have been reflected as discontinued operations for all periods presented, and the related assets and liabilities at December 31, 2014 were classified as held for sale and measured at the lower of their carrying value or fair value less costs to sell. Corporate overhead expenses and other shared services expenses that had previously been allocated to these business units are included in continuing operations.

The following table summarizes the results of discontinued operations for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Revenue	$102,251	$585,866
Operating income	2,326	22,685
Gain on disposal	48,226	—
Income before income tax expense	50,553	21,625
Income tax expense (benefit) (1)	(371)	(2,169)
Income from discontinued operations	$50,924	$23,794

(1)

The Company recognized a $21.6 million and $8.6 million tax benefit in 2015 and 2014, respectively, due to the deferred tax benefit associated with excess outside basis over financial reporting basis from the divestiture, resulting in a negative tax rate in 2015 and 2014 of 0.7% and 10%, respectively.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures primarily through cash flows from continuing operating activities supplemented by borrowings under our senior secured credit facilities, revolving credit facilities and asset securitization facilities. In March 2015, we filed a registration statement with the Securities and Exchange Commission using a shelf registration process. (It has no set dollar limit and is effective until March 2018.) As permitted under the registration statement, we may, from time to time, sell shares of our common stock, as market conditions permit, to finance our operations and capital expenditures or provide additional liquidity.

The Company’s Board of Directors has approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of its outstanding common stock of which $53.0 million remained unused at December 31, 2016. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. The Company expects to fund the program using its cash on hand and cash generated from operations. The program may be suspended or discontinued at any time without prior notice.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and quarterly dividends, repurchase common stock and repay principal on debt.

Year Ended December 31, 2016 Compared to 2015

The following table summarizes our net cash flows by category from continuing operations for the periods presented (in thousands):

	For the Years Ended December 31,
	2016	2015	Change	% Change
Net cash flows from continuing operating activities	$428,275	$410,768	$17,507	4.3%
Net cash flows used in continuing investing activities	$(108,263)	$(232,433)	$124,170	-53.4%
Net cash flows used in continuing financing activities	$(311,911)	$(388,243)	$76,332	-19.7%

Net cash flows from continuing operating activities in 2016 increased $17.5 million, or 4.3%, to $428.3 million compared to $410.8 million in 2015. The increase in net cash flows from continuing operations is primarily due to lower income tax payments compared to last year resulting from an overpayment of 2015 taxes being applied to 2016. The improvement in cash flows from continuing operations was partially offset by a decrease in income from continuing operations and the timing of payments to vendors.  Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 60 days at December 31, 2016. Throughout 2016, DSO ranged from 60 to 63 days. At December 31, 2015, DSO was 60 days and ranged from 59 to 62 days during 2015.

Net cash flows used in continuing investing activities in 2016 were $108.3 million, compared to $232.4 million in 2015, a decrease of $124.2 million, primarily because fewer acquisitions were completed in 2016. Net cash flows used for business acquisitions during 2016 were $74.5 million less than 2015. Also contributing to lower cash flows used in investing activities were the $38.5 million net proceeds we received during 2016 in connection with the sale of buildings previously occupied by the businesses we divested in 2015 and other property sales. During 2016, cash used for capital expenditures was primarily for technology, capacity expansion and upgrades, and was $126.6 million compared to $136.8 million in 2015.

Net cash flows used in continuing financing activities in 2016 were $311.9 million, a decrease of $76.3 million compared to $388.2 million in 2015. The decrease in cash used for continuing financing activities is primarily due to reduced repayments, net of proceeds, on our various credit facilities during 2016 of $67.6 million compared to 2015. In connection with our refinancing during 2016, we paid $30.7 million of deferred financing and other debt-related costs compared to $4.8 million in 2015. During 2016, we completed the repurchase of one million shares of our common stock in the open market for an aggregate purchase price of approximately $22.0 million. During 2015, we completed the repurchase of two million shares of common stock in two private transactions for an aggregate purchase price of approximately $60.0 million.

Subject to legally available funds, we intend to pay a quarterly cash dividend at a rate equal to approximately $19.0 million per quarter (or an annual rate of approximately $76.0 million). Based on approximately 84.6 million shares of common stock subject to dividends, this implies a quarterly dividend of approximately $0.225 per share (or an annual dividend of approximately $0.90 per share). We anticipate funding our dividend with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On February 1, 2017, we announced a $0.225 per common share quarterly dividend. The dividend is payable March 2, 2017 to shareholders of record as of the close of business on February 21, 2017.

As of December 31, 2016, the amount of cash and cash equivalents held by our foreign subsidiaries was $130.4 million. We have also accrued U.S. taxes on $108.1 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $207.3 million will be permanently reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given our current levels of cash on hand, anticipated cash flow from operations and available borrowing capacity, we believe we have sufficient liquidity to conduct our normal operations and pursue our business strategy in the ordinary course.

Year Ended December 31, 2015 Compared to 2014

The following table summarizes our net cash flows by category from continuing operations for the periods presented (in thousands):

	For the Years Ended December 31,
	2015	2014	Change	% Change
Net cash flows from continuing operating activities	$410,768	$409,491	$1,277	0.3%
Net cash flows used in continuing investing activities	$(232,433)	$(524,376)	$291,943	-55.7%
Net cash flows used in continuing financing activities	$(388,243)	$(25,027)	$(363,216)	NM

NM - Not Meaningful

Net cash flows from continuing operating activities in 2015 increased $1.3 million, or 0.3%, to $410.8 million compared to $409.5 million in 2014. Our 2015 estimated income tax payments were higher due to the preliminary gains on the divestiture not being final and estimated tax payments were made under enacted legislation before extension of bonus depreciation and credit programs. Also, DSO was 60 days at December 31, 2015. Throughout 2015, DSO ranged from 59 to 62 days. At December 31, 2014, DSO was 58 days and ranged from 58 to 63 days during 2014. The increase in DSO of approximately two days decreased our net cash flows from continuing operating activities by approximately $12.4 million.

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
(iii)	4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”); and
(iv)	the Securitization Facility.

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facilities

Term Loans

We have four tranches of term loans outstanding under our Senior Secured Credit Facilities: the 2019 Maturity Term Loans, the 2021 Maturity A Term Loans, the 2021 Maturity B Term Loans and the 2023 Maturity Term Loans. As of December 31, 2016, we had outstanding approximately $8.8 million of 2019 Maturity Term Loans, $641.9 million of 2021 Maturity A Term Loans, $258.7 million of 2021 Maturity B Term Loans and $865.7 million of 2023 Maturity Term Loans.

On June 17, 2016 (the “Seventh Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into the Seventh Amendment, and on December 19, 2016 (the “Eighth Amendment Effective Date”), modified the Senior Secured Credit Facilities by entering into the Eighth Amendment, in each case, amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among the Company, Wells Fargo, as administrative agent, and the various lenders and other parties party thereto from time to time (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013, Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, and, as further amended by the Seventh Amendment and the Eighth Amendment, (the “Credit Agreement”).

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

With respect to our term loans, the Eighth Amendment:

•

reduced the applicable interest rate margin of the 2023 Maturity Term Loans by 50 basis points and of the 2021 Maturity B Term Loans by 25 basis points, as well as reduced the LIBOR floor and base rate floor on the 2021 Maturity B Term Loans from 0.75% to zero, and from 1.75% to zero, respectively;

•

reset the annual amortization (payable in quarterly installments) in respect of the 2023 Maturity Term Loans in an amount equal to 1.0% of the aggregate principal amount of the 2023 Maturity Term Loans outstanding on the Eighth Amendment Effective Date until the maturity date, at which point all remaining outstanding 2023 Maturity Term Loans shall become due and payable; and

•

reset the annual amortization (payable in quarterly installments) in respect of the 2021 Maturity B Term Loans in an amount equal to 1.0% of the aggregate principal amount of the 2021 Maturity B Term Loans outstanding on the Eighth Amendment Effective Date until the maturity date, at which point all remaining outstanding 2021 Maturity B Term Loans shall become due and payable.

The Eighth Amendment included a soft call option applicable to the 2023 Maturity Term Loans and 2021 Maturity B Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six-month anniversary of the Eighth Amendment Effective Date, West or the subsidiary borrowers enter into certain repricing transactions. In addition, the Eighth Amendment provided that, if the effective yield applicable to any incremental term loans issued under the Credit Agreement within 18 months of the Eighth Amendment Effective Date that are “B” term loans ranking equal in priority with respect to the collateral with the 2023 Maturity Term Loans and 2021 Maturity B Term Loans under the Credit Agreement exceeds the effective yield on the “B” term loans outstanding prior to such incremental borrowing by more than 50 basis points (giving effect to original issue discount, if any), then the effective yield on the “B” term loans (other than such incremental term loans) shall be increased by the same amount minus 50 basis points.

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities, but excluding accelerated debt amortization costs in connection with the terminated non-extended and extended revolving credit commitments and repayment of existing non-extending 2019 Maturity Term Loans, 2018 Maturity Term Loans and B-11 Term Loans, for 2016 was 4.07% compared to 4.00% during 2015. After giving effect to the Seventh Amendment and the Eighth Amendment, interest rates for our term loans were as follows:

•

an interest rate margin applicable to the 2019 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (2.0%, as of December 31, 2016), and from 0.50% to 1.25% for base rate loans (1.0%, as of December 31, 2016), for an all-in interest rate of 2.77% in effect as of December 31, 2016;

•

an interest rate margin applicable to the 2021 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.25%, as of December 31, 2016), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity A Term Loans, and from 0.75% to 1.50% for base rate loans (1.25%, as of December 31, 2016), for an all-in interest rate of 3.02% in effect as of December 31, 2016;

•

an interest rate margin applicable to the 2023 Maturity Term Loans equal to 2.50% for LIBOR rate loans and 1.50% for base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans, for an all-in interest rate of 3.27% in effect as of December 31, 2016; and

•

an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.50% for LIBOR rate loans, and 1.50% for base rate loans, subject to a 0% interest rate floor for both the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and the base rate component of base rate 2021 Maturity B Term Loans, for an all-in interest rate of 3.27% in effect as of December 31, 2016.

The Company may seek additional committed term loan debt, an increase in the commitment amount to the revolving credit facility, the issuance of additional secured bonds, or any combination thereof, in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans under the Credit Agreement following June 17, 2016 (excluding such payments made with proceeds of term loans issued in connection with the Seventh Amendment and the 2021 Senior Secured Notes offering). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

During 2016, in addition to the repayments described above in connection with the Seventh Amendment, we repaid $225.1 million of term loan debt, consisting of $19.8 million in scheduled amortization payments, $25.9 million on our 2018 Maturity Term

Loans, based on an excess cash flow calculation provision in the Credit Agreement, $109.4 million in voluntary prepayments, which repaid the 2018 Maturity Term Loan in full and a $70.0 million voluntary prepayment on the 2019 Maturity Term Loans.

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

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.75% to 2.50% for LIBOR rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans. As of December 31, 2016, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.350% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at December 31, 2016 and its predecessor senior secured revolving credit facility was undrawn at December 31, 2015. The Senior Secured Revolving Credit Facility and its predecessor senior secured revolving credit facility were undrawn during 2016. The average daily outstanding balance on our senior secured revolving credit facility during 2015 was $5.0 million.

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

West Receivables LLC and West Receivables Holdings LLC are consolidated in our consolidated financial statements included elsewhere in this report. At December 31, 2016, $34.0 million was drawn under the Securitization Facility. At December 31, 2015, the Securitization Facility was undrawn. The highest outstanding balance during 2016 and 2015 was $75.0 million and $185.0 million, respectively.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 5.75 to 1.0 at December 31, 2016, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2016. Our ratio of total debt to Consolidated EBITDA (as defined in our Credit Agreement) was 4.45x and 4.68x at December 31, 2016 and December 31, 2015, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the year ended December 31, 2016.

The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement  Income Safety Act of 1974 ("ERISA"), material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities and the Senior Secured Revolving Credit Facility offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Credit Agreement will materially impair our financial condition or results of operations.

2021 Senior Secured Notes and 2022 Senior Notes—The indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at December 31, 2016. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the year ended December 31, 2016.

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

Adjusted EBITDA — The common definition of EBITDA is “Earnings Before Interest Expense, Taxes, Depreciation and Amortization.” In evaluating liquidity and performance, we use “Adjusted EBITDA” and “Covenant Adjusted EBITDA.” We define Adjusted EBITDA as earnings before interest expense, share-based compensation, taxes, depreciation and amortization, gain on sale of buildings, significant restructuring costs and transaction costs. We define Covenant Adjusted EBITDA as Adjusted EBITDA plus post-acquisition synergies, site closures and other impairments, other non-cash reserves, certain litigation settlement costs, and excluding unrestricted subsidiaries. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). Although we use Adjusted EBITDA and Covenant Adjusted EBITDA as measures of our liquidity and performance, the use of Adjusted EBITDA and Covenant Adjusted EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business and for Covenant Adjusted EBITDA, includes adjustments for synergies that have not been realized. In addition, as disclosed below, certain adjustments included in our calculation of Covenant Adjusted EBITDA are based on management’s estimates and do not reflect actual results. For example, post-acquisition synergies included in Covenant Adjusted EBITDA are determined in accordance with our Senior Secured Credit Facilities and indenture governing our outstanding notes, which provide for an adjustment to EBITDA, subject to certain specified limitations, for reasonably identifiable and factually supportable cost savings projected by us in good faith to be realized as a result of actions taken following an acquisition. EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from continuing operating activities or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA and Covenant Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Covenant Adjusted EBITDA is presented here as we understand investors use them as measures of our historical ability to service debt and compliance with covenants in our senior credit facilities. Further, Adjusted EBITDA is presented here as the Company uses it to measure its performance and to conduct and evaluate its business during its regular review of operating results for the periods presented. The Company utilizes this non-GAAP measure to make decisions about the use of resources, analyze performance and measure management’s performance with stated objectives. Set forth below is a reconciliation of EBITDA, Adjusted EBITDA and Covenant Adjusted EBITDA to cash flows from continuing operating activities and income from continuing operations.

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Total operating cash flows from continuing operations	$428,275	$410,768	$409,491
Income tax expense	66,423	107,757	72,679
Deferred income tax benefit (expense)	30,211	(8,930)	26,632
Interest expense and other financing charges	186,160	158,356	261,404
Provision for share-based compensation	(25,388)	(22,925)	(15,574)
Amortization of debt acquisition costs	(48,342)	(21,945)	(31,636)
Other	(1,512)	(672)	316
Gain on sale of buildings	14,064	—	—
Changes in operating assets and liabilities, net of business acquisitions	(9,237)	26,884	(74,081)
EBITDA	640,654	649,293	649,231
Provision for share-based compensation (a)	25,388	22,925	15,574
Gain on sale of buildings	(14,064)	—	—
Significant restructuring (b)	8,423	—	—
M&A and acquisition related costs	3,745	3,929	3,467
Adjusted EBITDA	664,146	676,147	668,272
Acquisition synergies and transaction costs (c)	—	19	247
Site closures, severance and asset impairments	2,849	3,368	3,530
Non-cash foreign currency loss (gain) (d)	4,867	1,920	(3,218)
Litigation settlement costs (e)	—	654	750
Covenant Adjusted EBITDA (f)	$671,862	$682,108	$669,581
Covenant Adjusted EBITDA Margin (g)	29.3%	29.9%	30.2%
Leverage Ratio Covenant and Interest Coverage Ratio Covenant:
Total debt (h)	$2,995,048	$3,217,762	$3,358,739
Ratio of total debt to Covenant Adjusted EBITDA (i)	4.45x	4.68x	4.90x
Cash interest expense (j)	$134,974	$132,142	$164,188
Ratio of Covenant Adjusted EBITDA to cash interest expense (k)	4.99x	5.2x	4.2x

(a)	Represents total share-based compensation expense determined at fair value.
(b)	Restructuring charge due to workforce reduction plan implemented in 2016.
(c)

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
(f)

Covenant Adjusted EBITDA does not include pro forma adjustments for acquired entities and other adjustments of $1.0 million, $5.5 million and $15.8 million in 2016, 2015, and 2014, respectively, as permitted in our debt covenants.

(g)	Covenant Adjusted EBITDA margin represents Covenant Adjusted EBITDA as a percentage of revenue.
(h)

Total debt is reduced by cash and cash equivalents, reduced by debt outstanding on the Securitization Facility and increased for capital leases and similar indebtedness as defined in the senior secured term loan facility.

(i)

For purposes of calculating our Ratio of Total Debt to Covenant Adjusted EBITDA, Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $1.0 million in 2016, $5.5 million in 2015 and $15.8 million in 2014 as permitted in our debt covenants.

(j)

Cash interest expense, as defined in our credit facility covenants, represents interest expense paid less amortization of capitalized financing costs and non-cash gain or loss on hedge agreements recorded as interest expense under the senior secured term loan facility, senior secured revolving credit facility, senior notes and senior subordinated notes.

(k)

The ratio of Covenant Adjusted EBITDA to cash interest expense is calculated using twelve-month cash interest expense. Covenant Adjusted EBITDA includes pro forma adjustments for acquired entities of $1.0 million in 2016, $5.5 million in 2015 and $15.8 million in 2014 as is permitted in the debt covenants.

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Income from continuing operations	$193,389	$190,916	$134,611
Interest expense and other financing charges	186,160	158,356	261,404
Depreciation and amortization	194,682	192,264	180,537
Income tax expense	66,423	107,757	72,679
EBITDA	$640,654	$649,293	$649,231

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

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Cash flows from continuing operating activities	$428,275	$410,768	$409,491
Cash capital expenditures	126,581	136,810	130,318
Free cash flows	$301,694	$273,958	$279,173

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

The following table summarizes our contractual obligations of our continuing operations at December 31, 2016 (amounts in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Asset Securitization Facility, due 2018	$34,000	$—	$34,000	$—	$—
Senior Secured Term Loans, due 2019	8,814	—	8,814
Senior Secured A Term Loans, due 2021	641,875	28,438	105,625	507,812	—
Senior Secured B Term Loans, due 2021	258,702	2,594	5,187	250,921	—
4 3/4 % Senior Notes, due 2021	400,000	—	—	400,000	—
5 3/8 % Senior Notes, due 2022	1,000,000	—	—	—	1,000,000
Senior Secured B Term Loans, due 2023	865,655	8,678	17,357	17,357	822,263
Interest payments on fixed-rate debt	417,500	72,750	145,500	145,500	53,750
Estimated interest payments on variable-rate debt (1)	396,906	66,684	143,491	124,808	61,923
Operating leases	127,043	23,954	37,774	21,789	43,526
Purchase obligations (2)	79,315	67,562	10,335	1,418	—
Total contractual cash obligations	$4,229,810	$270,660	$508,083	$1,469,605	$1,981,462

(1)

Interest rate assumptions based on December 31, 2016 LIBOR U.S. dollar swap rate curves for the next five years. Includes agency fees, unused commitment fees and the receipt of $15.6 million of cash settlements from interest rate swap hedges of variable-rate debt.

(2)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At December 31, 2016, we had accrued $44.1 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our continuing operations continue to require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $126.6 million for the year ended December 31, 2016, and were funded through cash from operations and the use of our various credit facilities. Capital expenditures were $136.8 million for the year ended December 31, 2015. Capital expenditures for the year ended December 31, 2016 consisted primarily of equipment and upgrades at existing facilities, the consolidation of data centers and related expansion of our network infrastructure. We currently estimate our capital expenditures for 2017 to be approximately $100.0 million to $130.0 million primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities, and data center consolidations.

Off—Balance Sheet Arrangements

Performance obligations of certain of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through December 2019 and are renewed as required. The outstanding commitment on these obligations at December 31, 2016 was $5.4 million.

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

Services in Unified Communications Services are generally billed, and revenue recognized, on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a “Per User Per Month” or network circuit basis. Telecom Services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and recognized based on usage.

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

Services in Specialized Agent Services are generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for healthcare advocacy services is generally based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period.

For all of our reportable segments, fees received for future service periods are deferred until the service is performed.

Deferred Expenses. Deferred expenses relate to costs incurred to fulfill contract obligations before the related services or goods are transferred to the customer.  These costs are primarily for prepayments for services to support future revenue streams and include web collaboration services, prepaid service contracts and prepaid video hosting services. They also include customer set-up costs.  These costs are expensed as the associated obligation is fulfilled and the associated revenue recognized.

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

Capitalization of Internal Costs. During the application development stage, we capitalize internal and external costs, primarily consisting of payroll and payroll related expenses, for software development for internal use in accordance with Accounting Standards Codification (“ASC") 350-40, Intangibles-Goodwill and Other Internal-Use Software. Costs to develop or obtain software that allows for access to or conversion of old data by new systems are also capitalized. These costs are amortized over the estimated useful life of the software and reviewed periodically for impairment in accordance with ASC 360-10-35, Property, Plant and Equipment. For software that we intend to sell, costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized in accordance with ASC Topic 985- 20, Cost of Software to be Sold, Leased or Marketed.

Goodwill and Intangible Assets. Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill. We test goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using weighted-average results of an income approach (discounted cash flow methodology) and market approach. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted-average cost of capital. The market approach requires the formulation of valuation multiples derived from the financial data and share trading prices of publicly traded companies which we consider comparable to West Corporation and applicable reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. We were not required to perform a second step analysis for the year ended December 31, 2016 as the fair value substantially exceeded the carrying value for each of our reporting units in step one.

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

Income Taxes. We recognize current tax liabilities and assets based on an estimate of taxes payable or refundable in the current year for each of the jurisdictions in which we transact business. As part of the determination of our current tax liability, we exercise considerable judgment in evaluating positions we have taken in our tax returns. We recognize the financial statement effects of tax positions when it is more-likely-than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities and represent our estimate of amounts expected to be paid, which we adjust over time as more information becomes available. We also recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences (e.g., book depreciation versus tax depreciation). The calculation of current and deferred tax assets and liabilities requires management to apply significant judgment relating to the application of complex tax laws, changes in tax laws or related interpretations, uncertainties related to the outcomes of tax audits and changes in our operations or other facts and circumstances. We must continually monitor changes in these factors. Changes in such factors may result in changes to management estimates and could require us to adjust our tax assets and liabilities and record additional income tax expense or benefits. Our repatriation policy is to look at our foreign earnings on a jurisdictional basis. We have historically determined that a portion of the undistributed earnings of our foreign subsidiaries will be repatriated to the United States and accordingly, we have provided a deferred tax liability on such foreign source income. We have determined at December 31, 2016 that a portion of our foreign earnings are indefinitely reinvested, and therefore deferred income taxes have not been provided on such foreign subsidiary earnings.

Share-Based Compensation. We account for equity awards (option grants and stock awards) in accordance with ASC 718, Compensation-Stock Compensation. The fair value of each option granted is estimated on the date of grant using a Black-Scholes option pricing model which requires estimates of the risk-free interest rate, dividend yield, expected volatility and the expected life of the options. The fair value of restricted stock awards is the closing market price on the date of the award. The fair value of the market performance awards was based on the results of a Monte Carlo simulation model. The fair value of the equity awards is recorded in SG&A over the vesting life of the respective awards.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). This update addresses the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, annual or interim goodwill impairment tests are to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the income tax effects should be considered for any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendment requires disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this update should be applied on a prospective basis. This amendment will be effective for us in January 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments Credit Losses (Topic 230). The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are in the process of assessing the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in this update will require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented at the net amount expected to be collected. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Adoption of this update is required through a cumulative-effect adjustment to retained deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are in the process of assessing the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. Under the new guidance, we have elected to change our forfeiture policy and have started to recognize forfeitures of awards as they occur beginning January 1, 2017. The change in forfeiture policy was adopted using a modified retrospective transition method. We recorded a cumulative-effect adjustment to increase retained deficit by $0.1 million upon transition on January 1, 2017. The impact of this standard on our financial statements at the time of implementation is not material, however, the impact on our provision for income taxes in future periods will be dependent on our market price of our common stock on vesting dates of restricted stock awards compared to the fair value of those awards when they were granted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified-retrospective approach to each prior reporting period presented. We are in the process of assessing the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and has since modified the standard with ASU 2015-14, Deferral of the Effective Date. These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Preliminarily we plan to adopt this accounting standard on a cumulative-effect method and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of this standard and our preliminary assessments are subject to change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effects of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of December 31, 2016, we had $1,775.0 million outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 2021 Senior Secured Notes, $1.0 billion outstanding under our 2022 Senior Notes and $34.0 million outstanding under our Securitization Facility.

On July 26, 2016, we entered into four interest rate swaps for hedging purposes: two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis point LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional values.

With the hedge program in effect, our fixed-rate debt as a percent of our total debt at December 31, 2016 was 52% or 58% on a pro forma basis including the 3-month LIBOR swap effective June 30, 2017. As a result of prevailing LIBOR rates, material rate increases on our variable-rate debt are possible, albeit at a less impactful pace as a result of the hedge program.

At December 31, 2016, the 30 and 90 day LIBOR rates were approximately 0.77000% and 0.99817%, respectively. An additional 50 basis point increase to LIBOR rates as of December 31, 2016 would have resulted in an annual increase in interest expense on our variable-rate debt of approximately $7.7 million net of the 1-month LIBOR swap.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates.

Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries.

Based on our level of operating activities in foreign operations during 2016, a 10% change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.2%.

For the years ended December 31, 2016, 2015 and 2014, revenue from non-U.S. countries was approximately 20%, 21% and 23% of consolidated revenue, respectively. During these periods, revenue from the United Kingdom accounted for 12%, 13% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At December 31, 2016, 2015 and 2014 long-lived assets from non-U.S. countries were approximately 7%, 8% and 7% of consolidated long-lived assets, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Income of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses, and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed-rate debt. On July 26, 2016, we entered into four interest rate swaps for hedging purposes: two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis point LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional values. Our objective in using interest rate swaps is to add stability to interest expense and to manage exposure to interest rate movements. The interest rate swaps will be used to hedge the variable cash flows associated with existing variable-rate debt.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2016, and have concluded that these controls and procedures are effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions    regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. No corrective actions were required or taken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We acquired Synrevoice on March 14, 2016 and 911 ETC on December 9, 2016. Collectively these acquisitions represented approximately 0.2% of our 2016 revenue and approximately 0.6% of our assets as of December 31, 2016. As these acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include these acquisitions. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by an independent registered public accounting firm, as stated in their report which is set forth below and on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have audited the internal control over financial reporting of West Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Synrevoice Technologies, Inc. (“Synrevoice”) (acquired on March 14, 2016) and 911 Emergency Telecom Company, Inc. (“911 ETC”) (acquired on December 9, 2016) and whose financial statements collectively constitute 0.2% of total revenues and 0.6% of total assets of the consolidated financial statements amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include internal control over financial reporting at Synrevoice and 911 ETC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 16, 2017

ITEM 9B.	OTHER INFORMATION

Effective February 15, 2017, our Board of Directors adopted a Third Amended and Restated Bylaws of the Company (the “Amended Bylaws”).

The Amended Bylaws provide that,  unless a majority of our Board of Directors, acting on behalf of the Company, consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation or the Amended Bylaws (in each case, as may be amended from time to time) or (iv) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and corporate governance required by this Item will be contained under the headings “Nominees for Election to the Board of Directors,” “Other Members of the Board of Directors,” “Corporate Governance, Committees of the Board of Directors” and information about compliance with Section 16(a) of the Exchange Act by our directors and executive officers required by this Item will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders to be held on May 16, 2017.

The information required by this Item regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

We have adopted a code of ethical conduct that applies to our senior financial officers. The senior financial officers include our Chief Executive Officer and our Chief Financial Officer and Treasurer. The Code of Ethical Business Conduct is located in the Investor section of our website at www.west.com on the Corporate Governance page. To the extent permitted, we intend to post on our website any amendments to, or waivers from, our Code of Ethical Business Conduct within four business days of amendments or waiver, as the case may be.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive and director compensation required by this Item will be contained under the headings “2016 Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” from our proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders to be held on May 16, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Part II, Item 5, “Equity Compensation Plan Information” in this Annual Report on Form 10-K which is incorporated by reference into this Item 12. The information relating to ownership of our common stock by certain persons required by this Item will be contained under the headings “Beneficial Ownership of Our Common Stock” from our proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders to be held May 16, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors required by this Item will be contained under the headings “Related Person Transactions” from our proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders to be held May 16, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services required by this Item will be contained under the section Ratification of Independent Registered Public Accounting Firm from our proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders to be held on May 16, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer and Chairman Of the Board
(Principal Executive Officer)

February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Date

/s/ Lee Adrean	February 16, 2017
Lee Adrean
Director

/s/ Donald M. Casey	February 16, 2017
Donald M. Casey
Director

/s/ Anthony J. DiNovi	February 16, 2017
Anthony J. DiNovi
Director

/s/ Paul R. Garcia	February 16, 2017
Paul R. Garcia
Director

/s/ Laura A. Grattan	February 16, 2017
Laura A. Grattan
Director

/s/ Jeanette A. Horan	February 16, 2017
Jeanette A. Horan
Director

/s/ Michael A. Huber	February 16,2017
Michael A. Huber
Director

/s/ Diane E. Offereins	February 16, 2017
Diane Offereins
Director

/s/ Gregory T. Sloma	February 16, 2017
Gregory T. Sloma
Director

Signatures	Date

/s/ Thomas B. Barker	February 16, 2017
Thomas B. Barker
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jan D. Madsen	February 16, 2017
Jan D. Madsen
Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ R. Patrick Shields	February 16, 2017
R. Patrick Shields
Senior Vice President—Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of West Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Table of Contents at Part IV, Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Omaha, Nebraska

February 16, 2017

WEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2016	2015	2014
REVENUE	$2,291,963	$2,280,259	$2,218,594
COST OF SERVICES	981,788	970,693	943,331
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	865,961	853,116	813,856
OPERATING INCOME	444,214	456,450	461,407
OTHER INCOME (EXPENSE):
Interest income	348	205	268
Interest expense	(148,627)	(154,273)	(188,102)
Debt call premium and accelerated amortization of deferred financing costs	(36,532)	(2,304)	(73,309)
Other, net	409	(1,405)	7,026
Other expense	(184,402)	(157,777)	(254,117)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	259,812	298,673	207,290
INCOME TAX EXPENSE ATTRIBUTED TO CONTINUING OPERATIONS	66,423	107,757	72,679
INCOME FROM CONTINUING OPERATIONS	193,389	190,916	134,611
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	50,924	23,794
NET INCOME	$193,389	$241,840	$158,405
EARNINGS PER COMMON SHARE—BASIC:
Continuing Operations	$2.33	$2.29	$1.60
Discontinued Operations	—	0.61	0.29
Total Earnings Per Common Share—Basic	$2.33	$2.90	$1.89
EARNINGS PER COMMON SHARE—DILUTED
Continuing Operations	$2.29	$2.24	$1.57
Discontinued Operations	—	0.59	0.28
Total Earnings Per Common Share—Diluted	$2.29	$2.83	$1.85
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	82,969	83,420	84,007
Diluted Common	84,599	85,394	85,507

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
Net income	$193,389	$241,840	$158,405
Foreign currency translation adjustments, net of tax of $12,705, $19,903 and $13,662	(22,983)	(35,230)	(25,306)
Unrealized gain on interest rate derivatives, net of tax of ($4,956), $0 and $0	8,086	—	—
Other comprehensive loss, net of tax	(14,897)	(35,230)	(25,306)
Comprehensive income	$178,492	$206,610	$133,099

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,059	$182,338
Trust and restricted cash	20,141	19,829
Accounts receivable, net of allowance of $6,738 and $7,270	369,068	373,087
Income taxes receivable	4,366	19,332
Prepaid assets	40,886	43,093
Deferred expenses	44,886	65,781
Other current assets	31,889	22,040
Assets held for sale	—	17,672
Total current assets	694,295	743,172
PROPERTY AND EQUIPMENT:
Property and equipment	1,088,205	1,053,678
Accumulated depreciation and amortization	(755,754)	(718,834)
Total property and equipment, net	332,451	334,844
GOODWILL	1,916,192	1,915,690
INTANGIBLE ASSETS, net of accumulated amortization of $651,180 and $583,623	315,474	370,021
OTHER ASSETS	182,426	191,490
TOTAL ASSETS	$3,440,838	$3,555,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$78,881	$92,935
Deferred revenue	151,148	161,828
Accrued expenses	224,871	219,234
Current maturities of long-term debt	39,709	24,375
Total current liabilities	494,609	498,372
LONG-TERM OBLIGATIONS, less current maturities	3,129,963	3,318,688
DEFERRED INCOME TAXES	88,864	104,222
OTHER LONG-TERM LIABILITIES	169,251	186,073
Total liabilities	3,882,687	4,107,355
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 86,357 and 85,459 shares issued and 83,265 and 83,367 shares outstanding	86	85
Additional paid-in capital	2,223,379	2,193,193
Retained deficit	(2,490,455)	(2,607,415)
Accumulated other comprehensive loss	(87,633)	(72,736)
Treasury stock at cost (3,092 and 2,092 shares)	(87,226)	(65,265)
Total stockholders’ deficit	(441,849)	(552,138)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,440,838	$3,555,217

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,389	$241,840	$158,405
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from discontinued operations, net of income taxes	—	(50,924)	(23,794)
Depreciation	115,103	111,214	107,303
Amortization	79,579	81,050	73,234
Provision for share based compensation	25,388	22,925	15,574
Deferred income tax (benefit) expense	(30,211)	8,930	(26,632)
Amortization of deferred financing costs	48,342	21,945	31,636
Increase in acquisition contingent consideration	1,099	234	—
(Gain) loss on disposal of equipment	(13,654)	438	(316)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	15,984	(9,257)	13,169
Other assets	28,065	(7,675)	(52,479)
Accounts payable	(15,799)	21,345	6,771
Accrued wages	6,378	3,735	1,859
Interest payable	(1,868)	(8,083)	57,439
Income tax payable	21,650	(25,085)	5,824
Accrued expenses and other liabilities	(45,170)	(1,864)	41,498
Net cash flows from continuing operating activities	428,275	410,768	409,491
Net cash flows from discontinued operating activities	—	7,222	53,232
Total net cash flows from operating activities	428,275	417,990	462,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $35, $204 and $0	(19,920)	(94,376)	(398,060)
Purchase of property and equipment	(126,581)	(136,810)	(130,318)
Proceeds from sale of property and equipment	38,518	303	3,176
Other	(280)	(1,550)	826
Net cash flows from continuing investing activities	(108,263)	(232,433)	(524,376)
Net cash flows from discontinued investing activities	—	275,815	(20,530)
Total net cash flows from investing activities.	(108,263)	43,382	(544,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	400,000	—	1,000,000
Proceeds from term loan facility	1,780,000	250,000	350,000
Payments on notes and term loan facilities	(2,405,078)	(323,661)	(1,401,560)
Proceeds from issuance of long-term revolving credit obligations	119,000	139,000	382,765
Payments on long-term revolving credit obligations	(85,000)	(324,000)	(197,765)
Dividends paid	(74,706)	(75,161)	(75,702)
Debt issuance costs	(30,654)	(4,848)	(27,330)
Debt redemption premiums paid on senior and subordinated notes	—	—	(61,708)
Repurchases of common stock	(21,961)	(59,957)	—
Proceeds from stock options exercised and ESPP shares issued including excess tax benefits	6,488	10,384	6,273
Net cash flows from continuing financing activities	(311,911)	(388,243)	(25,027)
Net cash flows from discontinued financing activities	—	—	—
Total net cash flows from financing activities	(311,911)	(388,243)	(25,027)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(7,380)	(5,852)	(7,770)
NET CHANGE IN CASH AND CASH EQUIVALENTS	721	67,277	(114,980)
CASH AND CASH EQUIVALENTS, Beginning of period	182,338	115,061	230,041
CASH AND CASH EQUIVALENTS, End of period	$183,059	$182,338	$115,061

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARES)

					Accumulated
			Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Deficit	(Loss)	Stock	Deficit
BALANCE, January 1, 2014	83,653,215	$84	$2,132,441	$(2,855,189)	$(12,200)	$(5,308)	$(740,172)
Net income				158,405			158,405
Dividends declared (cash dividend/$0.90 per share)				(75,991)			(75,991)
Other comprehensive loss, net of tax of $13,662 (Note 15)					(25,306)		(25,306)
Executive Deferred Compensation Plan activity, net	62,489		3,474				3,474
Stock options exercised including related tax benefits	112,216		1,165				1,165
Shares issued from the Employee Stock Purchase Plan	271,255		6,037				6,037
Issuance of shares (vesting of restricted shares and Director awards)	80,631		(399)				(399)
Share based compensation			13,146				13,146
BALANCE, December 31, 2014	84,179,806	84	2,155,864	(2,772,775)	(37,506)	(5,308)	(659,641)
Net income				241,840			241,840
Dividends declared (cash dividend/$0.90 per share)				(76,480)			(76,480)
Other comprehensive loss, net of tax of $19,903 (Note 15)					(35,230)		(35,230)
Purchase of stock at cost	(2,000,000)					(59,957)	(59,957)
Executive Deferred Compensation Plan activity, net	204,323		3,638				3,638
Stock options exercised including related tax benefits	413,008	1	8,580				8,581
Shares issued from the Employee Stock Purchase Plan	286,141		7,184				7,184
Issuance of shares (vesting of restricted shares and Director awards)	283,610		(2,940)				(2,940)
Share based compensation			20,867				20,867
BALANCE, December 31, 2015	83,366,888	85	2,193,193	(2,607,415)	(72,736)	(65,265)	(552,138)
Net income				193,389			193,389
Dividends declared (cash dividend/$0.90 per share)				(76,429)			(76,429)
Other comprehensive loss, net of tax of $7,749 (Note 15)					(14,897)		(14,897)
Purchase of stock at cost	(1,000,000)					(21,961)	(21,961)
Executive Deferred Compensation Plan activity, net	47,352		2,493				2,493
Stock options exercised including related tax benefits	69,336		91				91
Shares issued from the Employee Stock Purchase Plan	389,158	1	7,109				7,110
Issuance of shares (vesting of restricted shares and Director awards)	392,178		(1,924)				(1,924)
Share based compensation			22,417				22,417
BALANCE, December 31, 2016	83,264,912	$86	$2,223,379	$(2,490,455)	$(87,633)	$(87,226)	$(441,849)

The accompanying notes are an integral part of these consolidated financial statements.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Business Description: West Corporation (the “Company” or “West”) is a global provider of communication and network infrastructure services. “We,” “us” and “our” also refer to West and its consolidated subsidiaries, as applicable. We believe our products and services help our clients more effectively communicate, collaborate and connect with their audiences through a diverse portfolio of solutions that include unified communications services, safety services, interactive services such as automated notifications, specialized agent services and telecom services.

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

Our clients include Fortune 1000 companies, along with small and medium enterprises in a variety of industries. We have sales and/or operations in the United States, Canada, Europe, the Middle East, Asia-Pacific, Latin America and South America.

Our Services

—Unified Communication Services. We provide our clients with a range of integrated unified communications services. We combine reliable world-class technologies with deep experience and flexibility to provide solutions that are easy to use and scalable for every client’s specific needs. Our products and services can improve many aspects of business by enabling personalized engagement, meetings anywhere, enhanced productivity and immersive communication experiences.

—Telecom Services. We provide local and national tandem switching services that facilitate an efficient exchange of voice traffic between originating and terminating networks throughout the U.S. We connect people and unite networks by delivering interconnection services for all types of providers, including wireless, wireline, cable and Voice over Internet Protocol (“VoIP”). We operate a next generation technology-agnostic national network providing a cost-effective means for time-division multiplexing (“TDM”) to Internet Protocol (“IP”) conversion for IP networks that require access to the Public Switched Telephone Network. We provide carrier-grade interconnections that reduce cost and merge traditional telecom, mobile and IP technologies onto a common, efficient backbone. Telecom Services also provides much of the telecommunications network infrastructure that supports our conferencing business.

—Safety Services. We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; VoIP service providers; alarm/security companies; as well as public safety organizations, government agencies and enterprises. West services the entire public and personal safety ecosystem with reliable networks and a deep understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies. We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points. Our seamless, reliable, and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers including all major Incumbent Local Exchange Carriers (“ILECs”), most Competitive Local Exchange Carriers (“CLECs”), as well as wireless carriers, VoIP service providers and telematics providers. We believe we are the leading database management provider in the industry, managing over 223 million ILEC, CLEC and VoIP records. We continue to develop and support new technologies for existing providers as well as support new entrants such as Over the Top (“OTT”) providers.

—Interactive Services. We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including interactive voice response (“IVR”) self-service, outbound proactive notifications and mobility, cloud contact center technologies, web, mobile application development and comprehensive professional services. Our applied technology incorporates an omni-channel approach that brings together multiple channels, including voice, text, email, push notification, fax, video, web, social media and cloud contact center technologies to create a connected customer, parent and/or patient experience. In most cases, our technology directly interfaces with our client’s internal systems, including customer relationship management, PBX and enterprise reporting platforms. Our systems and platforms receive or deliver tens of millions of multichannel messages on behalf of our clients every day.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

—Specialized Agent Services. We provide our clients a combination of highly skilled subject matter experts with proven analytics and technology to provide solutions for the fast-growing healthcare market. We believe we are the leading provider of healthcare advocacy products and services to employees of large organizations. We also help health insurance payers, third-party administrators and self-insured employers improve cash flow and reduce healthcare costs by identifying and recovering overpaid and third-party liability claims. Additionally, we offer business-to-business sales across multiple vertical markets with a focus on increasing our clients’ market share and improving customer relationships.

Our five operating segments (Unified Communications Services, Telecom Services, Safety Services, Interactive Services and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services, including collaboration services, unified communications as a service (“UCaaS”) services and telecom services;
•	Safety Services, including carrier services, next generation 9-1-1, government solutions and advanced services;
•

Interactive Services, including outbound (proactive notification – voice/text/short message service (“SMS”) and chat), inbound speech solutions (IVR), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services, including healthcare advocacy services, cost management services and revenue generation.

Discontinued Operations: On March 3, 2015, we divested several of our agent-based businesses, including our consumer- facing customer sales and lifecycle management, account services and receivables management businesses, for $275.0 million in cash. We completed the divestiture pursuant to a purchase agreement executed January 7, 2015 and in accordance with a plan approved by our Board of Directors on December 30, 2014.

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

Services in Unified Communications Services are generally billed, and revenue recognized on a per participant minute basis or, in the case of license arrangements, generally billed in advance and revenue recognized ratably over the service life period. We also charge clients for additional features, such as conference call recording, transcription services or professional services. Some Unified Communications Services revenue is recognized on a user or network circuit basis. Telecom services revenue is primarily comprised of switched access charges for toll-free origination services, which are paid primarily by interexchange carriers. Revenue is billed monthly and revenue recognized based on usage.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Services in Interactive Services are generally billed, and revenue recognized, on a per call, per message or per minute basis, or in the case of subscription arrangements, generally billed in advance and revenue recognized ratably over the contract term.

Services in Specialized Agent Services are generally billed based on hours of input, number of contacts, number of personnel assigned, on a contingent basis or recognized in the month collection payments are received based upon a percentage of cash collected or other agreed upon contractual parameters. Revenue for healthcare advocacy services is generally based on “Per Employee Per Month” fees charged under prepayment agreements for services and is recognized ratably over the service period.

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

Other Income (Expense): Other income (expense) includes interest expense from borrowings under credit facilities, interest income from short-term investments, investment gains or losses in the assets held in our deferred compensation plans and foreign currency transaction gains (losses) on affiliate transactions denominated in currencies other than the functional currency. In 2016 and 2015, other income (expense) included transition service agreements revenue and expense related to the divestiture of certain of our agent businesses as well as rental income from the buyer of our divested businesses.

Cash and Cash Equivalents: We consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.

Trust and Restricted Cash: Trust cash represents cash collected on behalf of our clients that has not yet been remitted to them. A related liability is recorded in accounts payable until settlement with the respective clients. Restricted cash primarily represents cash held as collateral for a workers’ compensation policy.

Financial Instruments: Cash and cash equivalents, accounts receivable and accounts payable are short-term in nature and the net values at which they are recorded are considered to be reasonable estimates of their fair values.

Accounts Receivable: Accounts receivable from customers is presented net of an allowance for doubtful accounts.

Deferred Expenses: Deferred expenses relate to costs incurred to fulfill contract obligations before the related services or goods are transferred to the customer.  These costs are primarily for prepayments for services to support future revenue streams and include web collaboration services, prepaid service contracts and prepaid video hosting services. They also include customer set-up costs.  These costs are expensed as the associated obligation is fulfilled and the associated revenue recognized.

Assets Held for Sale: On June 21, 2016, we completed the sale of land, buildings and improvements which were previously classified as held for sale and primarily used by the agent-based businesses we divested in 2015.  Proceeds from the sale were $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million. We also entered into a 12-year leaseback agreement for one of the buildings. This lease is classified as an operating lease and the related $5.2 million gain, included in the $19.0 million realized gain, is being deferred and will be recognized over the lease term. The recognized gains are included in selling general and administrative expense.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Goodwill and Intangible Assets: Management is required to exercise significant judgment in valuing the acquisitions in connection with the initial purchase price allocation and the ongoing evaluation of goodwill and other intangible assets for impairment. The purchase price allocation process requires estimates and judgments as to certain expectations and business strategies. If the actual results differ from the assumptions and judgments made, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2016, our reporting units were our five operating segments. The performance of the impairment test involves a two-step process. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the weighted-average results of an income approach (discounted cash flow methodology) and market approach. The discounted cash flow methodology requires us to make key assumptions such as projected future cash flows, growth rates, terminal value and a weighted-average cost of capital. The market approach requires the formulation of valuation multiples derived from the financial data and share trading prices of publicly traded companies which we consider comparable to West Corporation and applicable reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. There were no impairments in 2016 or 2015 as the fair value exceeded the carrying value for each of our reporting units.

Our finite-lived intangible assets are amortized over their estimated useful lives. Estimated useful lives are reviewed annually. Our finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances such as reductions in demand or significant economic slowdowns are present on intangible assets used in operations that may indicate the carrying amount is not recoverable. Reviews are performed to determine whether the carrying value of an asset is recoverable, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that the carrying value is not recoverable, the impaired asset is written down to fair value. There were no impairments of our finite-lived intangible assets in 2016 or 2015.

Other Assets: Other assets primarily include assets held in non-qualified deferred compensation plans, and the unamortized balance of internally developed capitalized software and licensing agreements. The assets held in the non-qualified deferred compensation plans represent mutual funds invested in debt and equity securities and are classified as trading securities as employees have the ability to change the investment allocation of their deferred compensation at any time. These investments are reported at fair value with unrealized gains (losses) of $2.7 million, ($1.3) million and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, recognized currently within other income. The underlying obligation, recorded in other liabilities, is likewise reported at the investments’ fair value with adjustments recognized currently within compensation expense. Both the investments and the obligations are classified as non-current.

Deferred Revenue: Deferred revenue includes receipts from customers primarily for web collaboration service licenses, video hosting services and installation fees in the Unified Communications Services reportable segment, annual subscription fees in the education vertical in the Interactive Services reportable segment and maintenance contracts in the Safety Services reportable segment. These receipts will be recognized as revenue over the life of the respective customer contracts. At December 31, 2016 and 2015 deferred revenue also included customer deposits of $0.2 million and $1.1 million, respectively.

Income Taxes: We file a consolidated United States income tax return. We use an asset and liability approach for the financial reporting of income taxes in accordance with Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). Deferred income taxes arise from temporary differences between financial and tax reporting. Income tax expense has been provided on the portion of foreign source income that we have determined will be repatriated to the United States. We record uncertain tax positions based on a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we would recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

Other Long-Term Liabilities: Other long-term liabilities include liabilities held in non-qualified deferred compensation plans of $ 65.7 million and $61.8 million at December 31, 2016 and 2015, respectively, uncertain tax positions of  $43.9 million and $45.0 million at December 31, 2016 and 2015, respectively, non-current deferred revenue of $38.7 million and $60.0 million at December 31, 2016 and 2015, respectively, and other long-term liabilities of $21.0 million and $19.3 at December 31, 2016 and 2015, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The Company’s Board of Directors approved a share repurchase program in 2016 under which the Company may repurchase up to an aggregate of $75.0 million of its outstanding common stock. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. The Company expects to fund the program using its cash on hand and cash generated from operations. The program may be suspended or discontinued at any time without prior notice. During 2016, the Company purchased 1,000,000 shares of common stock through the open market for an aggregate purchase price of approximately $22.0 million.

Share-Based Compensation: In accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, we are required to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Dividend: We funded the dividends paid in 2016, 2015 and 2014 with cash generated by our operations and we anticipate funding future dividends with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. The total dividends paid in 2016, 2015 and 2014 were approximately $74.7 million, $75.2 million and $75.7 million, respectively. On February 1, 2017, we announced a $0.225 per common share quarterly dividend. The dividend is payable March 2, 2017, to stockholders of record as of the close of business on February 21, 2017.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Recently Implemented Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This ASU requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This ASU became effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and interim periods within those annual periods. We adopted this guidance as of January 1, 2016, and as a result have recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $57.1 million each, based upon the balance of unamortized debt issuance costs relating to our senior secured term loan facilities and senior notes recorded as of December 31, 2015.

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

Recent Accounting Pronouncements: In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This update addresses the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, annual or interim goodwill impairment tests are to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the income tax effects should be considered for any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendment requires disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this update should be applied on a prospective basis. This amendment will be effective for us in January 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments Credit Losses (Topic 230). The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in this update will require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented at the net amount expected to be collected. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Adoption of this update is required through a cumulative-effect adjustment to retained deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

financing activity on our consolidated cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. Under the new guidance, we have elected to change our forfeiture policy and have started to recognize forfeitures of awards as they occur beginning January 1, 2017. The change in forfeiture policy was adopted using a modified-retrospective transition method. We recorded a cumulative-effect adjustment to increase retained deficit by $0.1 million upon transition on January 1, 2017. The impact of this standard on our consolidated financial statements at the time of implementation is not material, however, the impact on our provision for income taxes in future periods will be dependent on the market price of our common stock on vesting dates of restricted stock awards compared to the fair value of those awards when they were granted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and has since modified the standard with ASU 2015-14, Deferral of the Effective Date. These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Preliminarily, we plan to adopt this accounting standard on a cumulative-effect method and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of this standard and our preliminary assessments are subject to change.

2.	DISCONTINUED OPERATIONS

On March 3, 2015, we completed the sale of several of our agent-based businesses including our consumer-facing customer sales and lifecycle management, account services and receivables management businesses for approximately $275.0 million in cash. We reflected the results of these operations as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations for the years ended December 31, 2015 and 2014 in thousands:

(Amounts in thousands)	2015	2014
Revenue	$102,251	$585,866
Operating income	2,326	22,685
Gain on disposal	48,226	—
Income before income tax expense	50,553	21,625
Income tax benefit	(371)	(2,169)
Income from discontinued operations	$50,924	$23,794

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

We have agreed to indemnify the buyer, up to the full purchase price, with respect to the equity interests of the companies we have sold, title to the equity and assets sold, the authority of the Company to sell the equity and assets and certain other covenants.

We had no discontinued operations in 2016.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

3.	ACQUISITIONS

911 ETC

On December 9, 2016, we completed the acquisition of 911 Emergency Telecom Company, Inc. (“911 ETC”). 911 ETC is a leading provider of E911 solutions to the enterprise market space across the United States. The purchase price was approximately $10.2 million in cash, net of cash acquired, plus assumed liabilities. The acquisition was funded with cash on hand. This business is included in the Safety Services reportable segment.

In the preliminary purchase price allocation, approximately $5.3 million was allocated to goodwill, which is not deductible for income tax purposes, and $6.5 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 ETC were the expansion of our safety services further into the enterprise business space, their complementary customer base and anticipated synergies which are expected to result in cost savings.

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

ClientTell

On November 2, 2015, we completed the acquisition of ClientTell, Inc., and ClientTell Labs, LLC collectively (“ClientTell”), which provide automated notifications and lab reporting services in the healthcare industry. The purchase price was approximately $38.4 million in cash, plus assumed liabilities, and was funded with cash on hand. Up to an additional $10.5 million in cash may be paid based on achievement of certain financial objectives during the five years ending December 31, 2020. The fair value of this contingent consideration arrangement, estimated using the Monte Carlo simulation approach, was $5.4 million as of the date of acquisition and $4.6 million as of December 31, 2016.  Pursuant to this arrangement, $2.1 million of payments were made during 2016.

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

Magnetic North

On October 31, 2015, we completed the acquisition of Magnetic North Software Limited (“Magnetic North”) for approximately $39.2 million in cash, net of cash acquired, plus assumed liabilities. The acquisition was funded with cash on hand. Magnetic North is a UK-based provider of inbound/outbound/blended, multichannel customer engagement technology solutions with multimedia routing, advanced analytics and compliance functionality and integrated, hosted voice and unified communications platforms to customers throughout EMEA and the Americas.

Approximately $25.1 million of the purchase price was allocated to goodwill and $16.4 million to other intangible assets. The goodwill is not deductible for income tax purposes. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Magnetic North were their portfolio of complementary customer contact center and unified communications solutions, anticipated synergies, and other intangibles that do not qualify for separate recognition. This business has been integrated into the Unified Communications Services reportable segment.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

SharpSchool

Effective June 1, 2015, we completed the acquisition of substantially all of the assets of Intrafinity, Inc., doing business as SharpSchool (“SharpSchool”), a leading provider of website and content management system software-as-a-service solutions for the K-12 education market. The purchase price was approximately $17.2 million and was funded with cash on hand.

Approximately $8.2 million of the purchase price was allocated to goodwill, partially deductible for tax purposes under Canadian tax rules governing asset acquisitions, and $9.1 million to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of SharpSchool were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business for West. SharpSchool has been integrated into the Interactive Services reportable segment.

SchoolReach

On November 3, 2014, we completed the acquisition of the assets of GroupCast, LLC, a provider of alert and notification services for corporations, government entities and K-12 school districts that operates under two brands, GroupCast and SchoolReach, collectively (“SchoolReach”). SchoolReach is a provider of notification systems for thousands of smaller public school districts and private schools throughout the United States. The purchase price was approximately $13.5 million, less a working capital adjustment of $1.0 million, and was funded with cash on hand.

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

In the purchase price allocation, goodwill of $156.0 million, not deductible for tax purposes under U.S. tax rules governing stock acquisitions, and finite- lived intangible assets of $152.0 million were recorded. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Health Advocate were the opportunity to expand our services in the healthcare industry and anticipated synergies. Further, Health Advocate’s strong competitive position in the healthcare advocacy market and Health Advocate’s suite of consumer focused services and health solutions provide cross-selling opportunities with our existing healthcare client base. The acquisition of Health Advocate was integrated into our Specialized Agent Services reportable segment.

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

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates for 911 ETC and Synrevoice and the final fair value of assets acquired and liabilities assumed for ClientTell, Magnetic North and SharpSchool.

(Amounts in thousands)	911 ETC	Synrevoice	ClientTell	Magnetic North	SharpSchool
Working Capital	$743	$(2,118)	$501	$55	$(982)
Property and equipment	135	21	429	574	782
Other assets, net	—	—	2	—	77
Intangible assets	6,484	6,455	26,300	16,361	9,092
Goodwill	5,277	4,893	15,004	25,094	8,203
Total assets acquired	12,639	9,251	42,236	42,084	17,172
Non-current deferred taxes	—	—	—	2,927	—
Long-term liabilities	2,464	—	3,828	—	—
Total liabilities assumed	2,464	—	3,828	2,927	—
Net assets acquired	$10,175	$9,251	$38,408	$39,157	$17,172

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the years ended December 31, 2016, 2015 and 2014 of $3.7 million, $3.1 million and $3.5 million, respectively, are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the purchase of 911 ETC and Synrevoice were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within 12 months following the date of acquisition.

Pro forma

The following pro forma financial information presents the combined results of operations as if the acquisitions of 911 ETC, Synrevoice, ClientTell, Magnetic North, SharpSchool, SchoolReach, 911 Enable, Health Advocate and SchoolMessenger (collectively, the acquirees) occurred as of the beginning of the year acquired and the preceding year. The acquirees' pre-acquisition results have been added to West's historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, finance and acquisition costs and related income taxes.

The pro forma results below are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

(Amounts in thousands)	2016	2015	2014
Revenue	$2,296,630	$2,309,491	$2,303,678
Income from continuing operations	$189,563	$188,977	$124,982
Income per common share from continuing operations—basic	$2.28	$2.27	$1.49
Income per common share from continuing operations—diluted	$2.24	$2.21	$1.46

Our acquisitions completed in 2016, 2015 and 2014 were included in the consolidated results of operations from their respective dates of acquisition and included revenue during the 12 months subsequent to acquisition of $24.2 million, $71.9 million and $74.7 million, respectively. The net income impact of these acquisitions was not material.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment, for the years ended December 31, 2015 and 2016:

	Unified			Specialized
	Communications	Safety	Interactive	Agent
(Amounts in thousands)	Services	Services	Services	Services	Total
Balance at January 1, 2015	$864,568	$507,588	$223,014	$289,750	$1,884,920
Acquisitions	24,579	—	23,221	—	47,800
Acquisition accounting adjustments	—	1,091	(44)	(1,400)	(353)
Foreign currency translation adjustments	(15,365)	—	(1,312)	—	(16,677)
Balance at December 31, 2015	873,782	508,679	244,879	288,350	1,915,690
Acquisitions	—	5,277	4,907	—	10,184
Acquisition accounting adjustments	515	—	(13)	—	502
Foreign currency translation adjustments	(10,317)	—	133	—	(10,184)
Balance at December 31, 2016	$863,980	$513,956	$249,906	$288,350	$1,916,192

Impairment testing results performed during the fourth quarter of 2016 and 2015 indicated that the fair value of each of our reporting units as calculated during the step one analysis exceeded the carrying value and therefore we were not required to perform the step two analysis for the years ended December 31, 2016 and 2015.

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset class:

	As of December 31, 2016
(Amounts in thousands)	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$659,877	$(482,037)	$177,840
Technology & Patents	181,299	(113,011)	68,288
Trade names and trademarks	103,391	(37,331)	66,060
Other intangible assets	22,087	(18,801)	3,286
Total	$966,654	$(651,180)	$315,474

	As of December 31, 2015
	Acquired	Accumulated	Net Intangible
Intangible assets	Cost	Amortization	Assets
Client Relationships	$649,494	$(440,163)	$209,331
Technology & Patents	178,027	(96,774)	81,253
Trade names and trademarks	103,398	(30,470)	72,928
Other intangible assets	22,725	(16,216)	6,509
Total	$953,644	$(583,623)	$370,021

Amortization expense for finite-lived intangible assets was $66.5 million, $68.5 million and $61.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense for the next five years for the intangible assets is as follows:

2017	$ 56.3 million
2018	$ 49.5 million
2019	$ 43.0 million
2020	$ 36.6 million
2021	$ 29.1 million

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

As a result of a Company-wide branding initiative during 2015, we determined that the use of the Intrado and InterCall trade names, previously considered indefinite lived, should be changed to a finite life of 20 years for each. An impairment assessment was performed, the results of which indicated no impairment of these intangible assets. In addition, as part of this branding initiative, all trade names and trademarks acquired in all acquisitions were reviewed. As a result of this review, the remaining useful lives of trade names and trademarks acquired in four other acquisitions were shortened to reflect their remaining estimated useful life. The impact on amortization expense in 2015 from the change in estimated lives of these intangible assets was approximately $1.9 million.

The following table summarizes the finite-lived intangible assets acquired in the acquisitions made in 2016, 2015 and 2014.

					Trade
				Non-	Marks and		Amortization	Amortization	Amortization
(Amounts in thousands)		Customer		Compete	Trade		recorded in	recorded in	recorded in
Acquisition	Acquisition Date	Relationships	Technology	Agreements	Names	Total	2016	2015	2014
911 ETC	December 9, 2016	$5,600	$680	$120	$84	$6,484	$57	$—	$—
Synrevoice	March 14, 2016	5,309	882	143	121	6,455	1,014	—	—
ClientTell	November 2, 2015	22,100	2,400	1,620	180	26,300	4,374	505	—
Magnetic North	October 31, 2015	10,197	5,206	433	525	16,361	2,591	721	—
SharpSchool	June 2, 2015	4,971	3,480	184	457	9,092	1,924	746	—
SchoolReach	November 3, 2014	5,700	760	600	290	7,350	1,864	1,674	113
911 Enable	September 2, 2014	15,200	4,900	185	400	20,685	3,304	3,223	1,083
Health Advocate	June 13, 2014	82,700	36,360	2,800	30,130	151,990	17,264	18,031	10,598
SchoolMessenger	April 21, 2014	28,300	8,800	1,345	1,700	40,145	5,263	6,076	4,982
		$180,077	$63,468	$7,430	$33,887	$284,862	$37,655	$30,976	$16,776
Weighted average amortization period by major intangible asset class in years is:		13.5	9.0	3.6	18.1	12.8

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

5.	PROPERTY AND EQUIPMENT

Property and equipment at cost consisted of the following as of December 31, 2016 and 2015:

	December 31,
(Amounts in thousands)	2016	2015
Land and improvements	$5,531	$5,445
Buildings	73,424	71,926
Telephone and computer equipment	862,352	840,396
Office furniture and equipment	37,043	37,094
Leasehold improvements	57,057	59,384
Construction in progress	52,798	39,433
	$1,088,205	$1,053,678

We lease certain land, buildings and equipment under operating leases which expire at varying dates through December 2029. Rent expense on operating leases was approximately $37.9 million, $36.7 million and $33.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. On all real estate leases, we pay real estate taxes, insurance and maintenance associated with the leased sites. Certain of the leases offer extension options ranging from month-to-month to five years.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Total
(Amounts in thousands)	Operating
Year Ending December 31,	Leases
2017	$23,954
2018	20,676
2019	17,206
2020	13,470
2021	8,211
2022 and thereafter	43,526
Total minimum obligations	$127,043

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	December 31,
(Amounts in thousands)	2016	2015
Accrued wages	$65,695	$57,472
Accrued phone	39,537	42,549
Interest payable	35,702	36,440
Accrued other taxes (non-income related)	35,337	39,267
Accrued employee benefit costs	5,839	4,526
Acquisition obligation for a net operating loss carryforward claim	3,573	5,536
Accrued lease expense	3,026	2,616
Outside commissions	2,922	1,673
Accrued licensing costs	669	2,418
Acquisition contingent consideration	—	2,075
Other current liabilities	32,571	24,662
	$224,871	$219,234

7.	RELATED PARTIES

Lease

Prior to the divestiture in 2015, we leased certain office space owned by a partnership whose partners own approximately 20% of our common stock at December 31, 2016. Related party lease expense was approximately $0.1 million prior to the divestiture in 2015 and $0.4 million for the year ended December 31, 2014. This lease expense is included in discontinued operations.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

8.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. At December 31, 2016 and 2015 long-term obligations consisted of the following:

	December 31,
(Amounts in thousands)	2016	2015
Senior Secured Term Loan Facility, due 2018 (paid in 2016)	$—	$1,813,250
Accounts Receivable Securitization Facility, due 2018	34,000	—
Senior Secured Term Loan Facility, due 2019	8,814	336,875
Senior Secured A Term Loan Facility, due 2021	641,875	—
Senior Secured B Term Loan Facility, due 2021	258,702	250,000
4 3/4% Senior Secured Notes, due 2021	400,000	—
5 3/8% Senior Notes, due 2022	1,000,000	1,000,000
Senior Secured B Term Loan Facility, due 2023	865,655	—
Unamortized value of debt issuance costs (1)	(39,374)	(57,062)
Net carrying value	3,169,672	3,343,063
Less: current maturities	(39,709)	(24,375)
Long-term obligations	$3,129,963	$3,318,688

Future maturities of long-term debt, in thousands, are:

Year Ending December 31,	Amount
2017	$39,709
2018	$89,959
2019	$81,024
2020	$76,272
2021	$1,099,818
Thereafter	$1,822,264

(1)	Includes the reclassification of debt issuance costs from “Other assets” as a result of the Company adopting ASU 2015-03. See Note 1.

As more detailed above, our long-term obligations are comprised of the following:

(i)	our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”);
(ii)	5.375% notes due 2022 (the “2022 Senior Notes”) issued under an indenture;
(iii)	4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”); and
(iv)

our revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”).

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facilities

Term Loans

We have four tranches of term loans outstanding under our Senior Secured Credit Facilities: the term A-1 facility (the “2019 Maturity Term Loans”), the term loan A-2 facility (the “2021 Maturity A Term Loans”), the term B-14 facility (“2021 Maturity B Term Loans”) and the term B-12 facility (“2023 Maturity Term Loans”). As of December 31, 2016, we had outstanding approximately $8.8 million of 2019 Maturity Term Loans, $641.9 million of 2021 Maturity A Term Loans, $258.7 million of 2021 Maturity B Term Loans and $865.7 million of 2023 Maturity Term Loans.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

On June 17, 2016 (the “Seventh Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into an amendment (the "Seventh Amendment"), and on December 19, 2016 (the “Eighth Amendment Effective Date”), modified the Senior Secured Credit Facilities by entering into an amendment (the "Eighth Amendment"), in each case, amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among the Company, Wells Fargo, as administrative agent, and the various lenders and other parties party thereto from time to time (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013, Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, and, as further amended by the Seventh Amendment and the Eighth Amendment, the “Credit Agreement”).

With respect to our term loans, the Seventh Amendment:

•	extended the maturity of a portion of the 2019 Maturity Term Loans, which mature July 1, 2019, to June 17, 2021 by converting such existing term loans into 2021 Maturity A Term Loans;
•

extended the maturity of a portion of the term loan B-10 facility (the "2018 Maturity Term Loans"), which mature June 30, 2018, to June 17, 2023 by converting such existing term loans into 2023 Maturity Term Loans;

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

Proceeds of the 2021 Maturity A Term Loans, 2023 Maturity Term Loans and 2021 Maturity B Term Loans were used on the Seventh Amendment Effective Date, together with proceeds from the 2021 Senior Secured Notes offering described below, to partially prepay existing non-extending 2019 Maturity Term Loans and existing non-extending 2018 Maturity Term Loans and to fully prepay existing non-extending term B-11 facility loans ("B-11 Term Loans").

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

With respect to our term loans, the Eighth Amendment:

•

reduced the applicable interest rate margin of the 2023 Maturity Term Loans by 50 basis points and of the 2021 Maturity B Term Loans by 25 basis points, as well as reduced the LIBOR floor and base rate floor on the 2021 Maturity B Term Loans from 0.75% to zero, and from 1.75% to zero, respectively;

•

reset the annual amortization (payable in quarterly installments) in respect of the 2023 Maturity Term Loans in an amount equal to 1.0% of the aggregate principal amount of the 2023 Maturity Term Loans outstanding on the Eighth Amendment Effective Date until the maturity date, at which point all remaining outstanding 2023 Maturity Term Loans shall become due and payable; and

•

reset the annual amortization (payable in quarterly installments) in respect of the 2021 Maturity B Term Loans in an amount equal to 1.0% of the aggregate principal amount of the 2021 Maturity B Term Loans outstanding on the Eighth Amendment Effective Date until the maturity date, at which point all remaining outstanding 2021 Maturity B Term Loans shall become due and payable.

The Eighth Amendment included a soft call option applicable to the 2023 Maturity Term Loans and 2021 Maturity B Term Loans. The soft call option provides for a premium equal to 1.0% of the amount of the repricing payment, in the event that, on or prior to the six-month anniversary of the Eighth Amendment Effective Date, West or the subsidiary borrowers enter into certain repricing transactions. In addition, the Eighth Amendment provided that, if the effective yield applicable to any incremental term loans issued under the Credit Agreement within 18 months of the Eighth Amendment Effective Date that are “B” term loans ranking equal in priority with respect to the collateral with the 2023 Maturity Term Loans and 2021 Maturity B Term Loans under the Credit Agreement exceeds the effective yield on the “B” term loans outstanding prior to such incremental borrowing by more than 50 basis points (giving effect to original issue discount, if any), then the effective yield on the “B” term loans (other than such incremental term loans) shall be increased by the same amount minus 50 basis points.

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities, but excluding accelerated debt amortization costs in connection with the terminated non-extended and extended revolving credit commitments and repayment of existing non-extending 2019 Maturity Term Loans, 2018 Maturity Term Loans and B-11 Term Loans, for 2016 was 4.07% compared to 4.00% during 2015. After giving effect to the Seventh Amendment and the Eighth Amendment, interest rates for our term loans were as follows:

•

an interest rate margin applicable to the 2019 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.50% to 2.25% for LIBOR rate loans (2.0%, as of December 31, 2016), and from 0.50% to 1.25% for base rate loans (1.0%, as of December 31, 2016), for an all-in interest rate of 2.77% in effect as of December 31, 2016;

•

an interest rate margin applicable to the 2021 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.25%, as of December 31, 2016), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity A Term Loans, and from 0.75% to 1.50% for base rate loans (1.25%, as of December 31, 2016), for an all-in interest rate of 3.02% in effect as of December 31, 2016;

•

an interest rate margin applicable to the 2023 Maturity Term Loans equal to 2.50% for LIBOR rate loans and 1.50% for  base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans, for an all-in interest rate of 3.27% in effect as of December 31, 2016; and

•

an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.50% for LIBOR rate loans, and 1.50% for base rate loans, subject to a 0% interest rate floor for both the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and the base rate component of base rate 2021 Maturity B Term Loans, for an all-in interest rate of 3.27% in effect as of December 31, 2016.

The Company may seek additional committed term loan debt, an increase in the commitment amount to the revolving credit facility, the issuance of additional secured bonds, or any combination thereof, in an aggregate amount not to exceed $500.0 million, plus the aggregate principal payments made in respect of the term loans under the Credit Agreement following June 17, 2016 (excluding such payments made with proceeds of term loans issued in connection with the Seventh Amendment and the 2021 Senior Secured Notes offering). Availability of such additional tranches of term loans or increases to the revolving credit facility is subject to the absence of any default and pro forma compliance with financial covenants and, among other things, the receipt of commitments by existing or additional financial institutions.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

During 2016, in addition to the repayments described above in connection with the Seventh Amendment, we repaid $225.1 million of term loan debt, consisting of $19.8 million in scheduled amortization payments, $25.9 million on our 2018 Maturity Term Loans, based on an excess cash flow calculation provision in the Credit Agreement, $109.4 million in voluntary prepayments, which repaid the 2018 Maturity Term Loan in full and a $70.0 million voluntary prepayment on the 2019 Maturity Term Loans.

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

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.75% to 2.50% for LIBOR rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans. As of December 31, 2016, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.350% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at December 31, 2016 and its predecessor senior secured revolving credit facility was undrawn at December 31, 2015. The Senior Secured Revolving Credit Facility and its predecessor senior secured revolving credit facility were undrawn during 2016. The average daily outstanding balance on our senior secured revolving credit facility during 2015 was $5.0 million.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Securitization Facility

Under Securitization Facility, trade receivables originated by certain of our domestic subsidiaries are sold or contributed to West Receivables Holdings LLC. West Receivables Holdings LLC sells or contributes such trade receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed trade receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. The Securitization Facility provides a LIBOR spread on borrowings of 1.35% and for an unused commitment fee of 0.45% at any time the average daily borrowings during the month were less than 25% of the average daily available funding during such month and 0.25% at all other times.

The Securitization Facility has been amended from time to time to add and remove originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. In August 2016, we amended the Securitization Facility to remove certain originating subsidiaries and to reduce the maximum amount available under the Securitization Facility from $185.0 million to $160.0 million.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

West Receivables LLC and West Receivables Holdings LLC are consolidated in our consolidated financial statements included elsewhere in this report. At December 31, 2016, $34.0 million was drawn under the Securitization Facility. At December 31, 2015, the Securitization Facility was undrawn. The highest outstanding balance during 2016 and 2015 was $75.0 million and $185.0 million, respectively.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 5.75 to 1.0 at December 31, 2016, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at December 31, 2016. Our ratio of total debt to Consolidated EBITDA (as defined in our Credit Agreement) was 4.45x and 4.68x at December 31, 2016 and December 31, 2015, respectively. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the year ended December 31, 2016.

The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement  Income Safety Act of 1974 ("ERISA"), material judgments, the invalidity of material provisions of the documentation with respect to the Senior Secured Credit Facilities, the failure of collateral under the security documents for the Senior Secured Credit Facilities, the failure of the Senior Secured Credit Facilities to be senior debt under the subordination provisions of certain subordinated debt we may have outstanding from time to time and a change of control of us. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take certain actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor. We believe that for the foreseeable future, the Senior Secured Credit Facilities and the Senior Secured Revolving Credit Facility offer us sufficient capacity for our indebtedness financing requirements and we do not anticipate that the limitations on incurring additional indebtedness included in the Credit Agreement will materially impair our financial condition or results of operations.

2021 Senior Secured Notes and 2022 Senior Notes—The indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at December 31, 2016. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the year ended December 31, 2016.

Securitization Facility—The Securitization Facility contains various customary affirmative and negative covenants and also contains customary default and termination provisions which provide for acceleration of amounts owed under the program upon the occurrence of certain specified events, including, but not limited to, failure to pay yield and other amounts due, defaults on certain indebtedness, certain judgments, changes in control, certain events negatively affecting the overall credit quality of collateralized accounts receivable, bankruptcy and insolvency events and failure to meet financial tests requiring maintenance of certain leverage and coverage ratios, similar to those under our Senior Secured Credit Facilities. We were in compliance with these financial covenants at December 31, 2016.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

9.	HEDGING ACTIVITIES

We are exposed to market risk from adverse changes in interest rates. Derivatives are used as part of our strategy to manage this risk. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

On July 26, 2016, we entered into four interest rate swaps for hedging purposes; two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps will be effective June 30, 2017, with 1% amortization per year and a 75 basis points LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional values.

The Company has elected to apply hedge accounting and has designated these interest rate swaps as cash flow hedges of interest payments on a portion of our variable-rate term loan debt maturing in 2021 or later. The initial and periodic assessments of hedge effectiveness were performed using regression analysis.

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. We do not exclude any component of the hedged instrument's gain or loss when assessing ineffectiveness. An ineffectiveness gain of $1.1 million associated with our cash flow hedges was recognized in 2016 and is recorded as a reduction to interest expense. The ineffectiveness is due to a LIBOR rate floor that is included in the hedged debt but not in the related 1-month LIBOR swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and will be reclassified into earnings, as interest expense, when interest payments are made on the related debt. The pre-tax unrealized gain associated with our interest rate swaps, which is deferred in accumulated other comprehensive loss at December 31, 2016 is $13.0 million ($8.1 million after taxes). During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Value in Thousands
Interest Rate Swaps	Four	$550,000

At December 31, 2016, the Company had 1-month and 3-month LIBOR-based debt in excess of the hedged notional value. The fixed interest rates on the 1-month and 3-month interest rate swaps range from 0.99530% to 1.50200%.

All derivative instruments are recognized in the Consolidated Balance Sheet at fair value (refer to Note 11 for additional information related to fair value measurement). The table below presents, in thousands, our derivative financial instruments and their classification in the Consolidated Balance Sheet as of December 31, 2016.

	Derivative Liabilities
	Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value
Interest rate swaps	Other long-term assets	$14,528
Interest rate swaps	Accrued expenses	(356)
Total derivatives designated as hedging instruments		$14,172

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The table below presents, in thousands, the effect of the Company’s derivative financial instruments designated as cash flow hedges on the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the year ended December 31, 2016:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$12,498	Interest Expense	$(544)	Interest Expense	$1,130

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. The Company has been in compliance with all financial debt covenants during the periods covered by this report.

10.	INCOME TAXES

For financial reporting purposes, income from continuing operations before income taxes includes the following components, in thousands:

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes:
United States	$148,055	$164,282	$65,176
Foreign	111,757	134,391	142,114
	$259,812	$298,673	$207,290

Components of income tax expense, in thousands, were as follows:

	Year Ended December 31,
	2016	2015	2014
Current income tax expense:
Federal	$62,499	$54,447	$56,624
State	8,392	8,942	7,380
Foreign	25,743	35,438	35,307
	96,634	98,827	99,311
Deferred income tax expense (benefit):
Federal	(26,231)	10,620	(20,735)
State	(2,248)	878	(2,429)
Foreign	(1,732)	(2,568)	(3,468)
	(30,211)	8,930	(26,632)
Total income tax expense attributed to continuing operations	$66,423	$107,757	$72,679

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

A reconciliation of income tax expense computed at statutory tax rates compared to effective income tax rates was as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(0.3)%	(0.3)%	(1.8)%
Uncertain tax positions	(0.4)%	3.3%	0.4%
Foreign rate differential	(7.3)%	(4.7)%	(9.0)%
Foreign deferred tax liability on unremitted earnings	(4.0)%	0.5%	8.0%
State income taxes, net of Federal benefit	2.1%	1.9%	2.1%
Other	0.5%	0.4%	0.4%
Effective income tax rates from continuing operations	25.6%	36.1%	35.1%

The decrease in the effective tax rate in 2016 was primarily due to two factors. First, a legal entity restructuring that was completed during the fourth quarter of 2016 resulted in a more efficient manner to repatriate foreign earnings in the future, and therefore, decreased the net U.S. deferred tax liability on unremitted foreign earnings. Second, during 2016 there were no significant changes recorded to the liability accrued for uncertain tax positions, so such liability had a less significant impact on 2016’s effective tax rate.

The increase in the effective tax rate in 2015 was primarily due to increases related to the mix of income by country, accruals for uncertain tax positions and reduced federal jobs credits, partially offset by lower deferred tax on foreign unremitted earnings resulting from our international acquisitions in 2015.

The Company’s effective income tax rate from discontinued operations for the years ended December 31, 2016, 2015 and 2014 was 0.0%, (0.7%) and (10.0%), respectively. The Company recognized a $21.6 million and $8.6 million tax benefit in 2015 and 2014, respectively, due to the deferred tax benefit associated with excess outside basis over financial reporting basis from the divestiture of several of our agent-based businesses, resulting in a negative effective tax rate.

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign rate differential” for the years ended December 31, 2016, 2015 and 2014 were Australia, Netherlands, Singapore and the United Kingdom.

In 2016, 2015, and 2014, income tax benefits attributable to employee stock option transactions of $4.8 million, $4.2 million and $1.2 million, respectively, were allocated to stockholders’ equity.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Significant temporary differences between reported financial and taxable earnings that give rise to deferred income tax assets and liabilities, in thousands, were as follows:

	Year Ended December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$107,813	$111,288
Compensation and benefit plans	47,204	44,813
Accrued expenses	30,693	28,179
Deferred Revenue	14,076	10,984
Tax credits	13,882	13,882
Foreign currency translation	—	2,183
Allowance for doubtful accounts	3,045	3,796
Reserves not currently deductible for tax purposes	4,258	4,404
Gross deferred income tax assets	220,971	219,529
Less valuation allowance	(102,590)	(100,205)
Total deferred income tax assets	$118,381	$119,324
Deferred income tax liabilities:
Acquired intangibles amortization	$136,639	$139,137
Foreign earnings	18,373	33,597
Excess tax depreciation over financial depreciation	44,401	42,634
Prepaid expenses	7,383	7,553
Other	412	625
Foreign currency translation	37	—
Total deferred income tax liabilities	207,245	223,546
Net deferred income tax liability	$88,864	$104,222

At December 31, 2016, we had federal and foreign net operating loss (“NOL”) carryforwards in the amount of $281.6 million which resulted in a net deferred tax asset of $16.0 million which is available to reduce future taxes. The NOL carryforwards are attributable to acquired and foreign companies. NOLs and tax credit carryforwards expire in periods starting 2017 through 2031. The valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $102.6 million at December 31, 2016 and $100.2 million at December 31, 2015. Our valuation allowance increased by $2.4 million in 2016 on a net basis as a result of the following: releasing valuation allowances related to the utilization of NOLs during the year that had full valuation allowances, planning related to the utilization of future NOLs, current year foreign NOLs and the expiration of the NOL carryover period.

We have historically determined that a portion of undistributed earnings of our foreign subsidiaries will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $18.4 million and $33.6 million at December 31, 2016 and 2015, respectively, on such foreign source income. For the years ended December 31, 2016 and 2015, we have accrued U.S. income taxes on $108.1 million and $168.1 million, respectively, of unremitted foreign earnings and profits. At December 31, 2016, we have determined we have foreign earnings of approximately $207.3 million which will be permanently reinvested, and therefore deferred income taxes of approximately $22.8 million have not been provided on such foreign subsidiary earnings.

In preparing our tax returns, we are required to interpret complex tax laws and regulations. On an ongoing basis, we are subject to examinations by federal and state tax authorities that may give rise to different interpretations of these complex laws and regulations. The number of tax years that remain open and subject to tax audits varies depending upon the tax jurisdiction. Our most significant taxing jurisdictions include the U.S., United Kingdom and France. The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2010 and forward remain open under U.S. statutes of limitation. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2016, we were under examination by the U.S. Internal Revenue Service for tax years 2010, 2011, 2012 and 2013. At December 31, 2016, we believe the aggregate amount of any additional tax liabilities that may result from examinations, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2016, 2015 and 2014, in thousands:

	For the year ended December 31,
	2016	2015	2014
Beginning balance	$28,959	$23,807	$22,680
Increases for positions taken in current year	327	1,768	580
Increases for positions taken in prior years	2,740	4,241	4,318
Decreases for positions taken in prior years	—	—	(2,243)
Decrease due to settlements with taxing authorities	—	(440)	(1,528)
Expiration of the statute of limitations for the assessment of taxes	(1,140)	(417)	—
Ending balance	$30,886	$28,959	$23,807

The unrecognized tax benefits at December 31, 2016 were $30.9 million of tax benefits that, if recognized, would affect our effective tax rate. We recognize interest related to unrecognized tax benefits and penalties as income tax expense. Total interest and penalties recognized as part of income tax expense (benefit) were $(2.9) million, $5.1 million and $(0.2) million for December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the aggregate recorded liability for interest and potential penalties was $13.2 million and $16.1 million, respectively. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The carrying amount of the trading securities of $63.5 million and $60.1 million at December 31, 2016 and December 31, 2015, respectively, were equal to the quoted prices in active markets for identical assets.

Derivatives. Our derivative instruments consist of interest rate swap assets of $14.5 million and interest rate swap liabilities of $0.3 million (see Note 9).  The fair value of these Level 2 derivative instruments was determined using readily available market observable inputs such as interest rate curves, discount factors and implied volatilities.

Long-term Debt (including current installments). The fair value of our 2021 Senior Secured Notes, issued on June 17, 2016, based on market quotes, which we determined to be Level 2 inputs, at December 31, 2016 was approximately $411.5 million, compared to the carrying amount of $400.0 million. The fair value of our 2022 Senior Notes based on market quotes, which we determined to be Level 2 inputs, at December 31, 2016 and December 31, 2015 was approximately $967.5 million and $862.5 million, respectively, compared to the carrying amount of $1.0 billion.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at December 31, 2016 was approximately $1,128.6 million compared to the carrying amount of $1,124.4 million. The fair value of our senior secured term loan facilities at December 31, 2015 was approximately $2,033.2 million compared to the carrying amount of $2,063.3 million.

The fair value of our senior secured A term loans based on recent trading activity, which we determined to be Level 2 inputs, at December 31, 2016 was approximately $649.8 million compared to the carrying amount of $650.7 million. The fair value of our 2019 Maturity Term Loans at December 31, 2015, was approximately $323.4 million compared to the carrying amount of $336.9 million.

Other. A Level 3 liability of $4.6 million and $5.6 million was recognized as of December 31, 2016 and December 31, 2015, respectively, for contingent consideration related to the acquisition of ClientTell (see Note 3). Activity during 2016 consisted of payments of $2.1 million and fair value adjustments of $1.1 million. The liability was measured at fair value using a Monte Carlo simulation approach and was based on estimated revenues and the present value of related payments over the earn-out period.

12.	OFF—BALANCE SHEET ARRANGEMENTS

Performance obligations of certain operating subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through December 2019 and are renewed as required. The outstanding commitments on these obligations at December 31, 2016 and 2015 were $5.4 million and $5.6 million, respectively.

13.	EMPLOYEE BENEFITS AND INCENTIVE PLANS

Qualified Retirement Plan

We have a 401(k) plan, which covers substantially all employees 18 years of age or older who will also complete a minimum of 1,000 hours of service in each calendar year. Under the plan, we match 50% of employees’ contributions up to 14% of their gross salary or the statutory limit, whichever is less, if the employee satisfies the 1,000 hours of service requirement during the calendar year. Our matching contributions vest 25% per year beginning after the second service anniversary date. The matching contributions are 100% vested after the employee has attained five years of service. Total employer contributions under the plan were approximately $9.8 million, $8.5 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In the United Kingdom we have a group personal pension plan which is available to all employees, if the employee earns greater than £10,000, are 22 years of age or older and are younger than the State Pension age. Qualified employees are automatically enrolled three months after commencing employment. Employees who do not meet the eligibility criteria can still apply to join the plan upon the successful completion of their 3 month probationary period or alternatively wait until they do meet the criteria when they will be automatically enrolled. We are required to make a minimum contribution of 2% of a participating employee’s basic salary which must be matched by the employee. Employees can opt to pay more if they wish and we will match up to a maximum of 3% of their basic salary. Contributions are invested immediately in the default investment option however employees can subsequently make their own investment choices. Contributions into the pension plan are paid via a salary sacrifice method and therefore all contributions into the plan, unless an employee has chosen to opt-out, are classed as employer contributions. Total employer contributions under the plan were approximately $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

In Canada we have a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Program (“GRRSP”), which covers substantially all employees who have materially and significantly contributed to the prosperity and profits of the Company. Under the plan, we match 50% of employees’ regular contributions to the GRRSP up to 3% of their earnings or the statutory limit, whichever is less. Our matching contributions vest 100% on the second anniversary of membership in the DPSP. Total employer contributions under the plan were approximately $0.3 million, for each of the years ended December 31, 2016, 2015 and 2014, respectively.

In Australia, we contribute a percentage of the employee’s gross wages (excluding overtime) into a personal superannuation account of their choosing. If employees do not register a personal superannuation account with the Company, contributions are invested immediately in a personal MySuper compliant account until further instruction is received. From January 1, 2014 through June 30, 2014 the percentage was 9.5%, and it increased to 10.5% starting July 1, 2014. The total employer contributions under the plan were approximately $0.6 million, $0.7 million, and $0.8 million for the years ended December 31, 2016, 2015, and 2014 respectively.

Non-Qualified Retirement Plans

We maintain a grantor trust under the West Corporation Executive Retirement Savings Plan (“Trust”). The principal of the Trust, and any earnings thereon shall be held separate and apart from our other funds. Participation in the Trust is voluntary and is restricted to highly compensated individuals as defined by the Internal Revenue Service. We will match 50% of employee contributions, subject to the combined limits of the 401(k) plan and the Trust. Matching contributions 100% vest after completion of three years of service. Our total contributions under the plan for the years ended December 31, 2016, 2015 and 2014 were approximately $2.1 million, $2.6 million, and $1.9 million, respectively. Assets under the Trust at December 31, 2016 and 2015 were $51.6 million and $46.9 million, respectively. Assets and liabilities under the Trust are recorded in other assets and other long-term liabilities on our consolidated balance sheet.

We also maintain a Nonqualified Deferred Compensation Plan (as amended from time to time, the “Deferred Compensation Plan”). Pursuant to the terms of the Deferred Compensation Plan, eligible management, non-employee directors or highly compensated employees approved by the Compensation Committee of the Board of Directors may elect to defer a portion of their compensation and have such deferred compensation notionally invested in the same investments made available to participants of the 401(k) plan or in notional equity shares of the Company. We match a percentage of any amounts invested in notional equity shares (50% during 2016, 2015 and 2014). Such matched amounts are subject to 20% vesting each year. All matching contributions are 100% vested five years after the date the executive first participates in the Deferred Compensation Plan. Our total contributions for the years ended December 31, 2016, 2015 and 2014 under the plan were approximately $0.8 million, $1.7 million and $1.1 million, respectively. Assets under the Deferred Compensation Plan at December 31, 2016 and 2015 were $9.8 million and $9.2 million, respectively. The fair value of notional equity shares in the Deferred Compensation Plan at December 31, 2016 and 2015 were $34.9 million and $28.4 million, respectively. Assets and liabilities under the Trust are recorded in other assets and other long-term liabilities on our consolidated balance sheet.

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

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Restricted stock granted under the 2013 LTIP, which is time-vested, vests over a period of three or four years (excluding awards to directors which vest over a six-to-twelve month period), with a ratable portion of the restricted stock award vested on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. Dividends are payable in respect of shares of unvested restricted stock either at the time the dividend is paid to stockholders or upon vesting of the restricted stock in accordance with the terms of the applicable restricted stock award agreement.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the year ended December 31, 2016:

	Stock or	Options Outstanding
	Options		Weighted
	Available	Number of	Average
	for Grant	Shares	Exercise Price
Balance at January 1, 2016	5,868,283	2,280,030	$27.08
Options granted	—	—	—
Options exercised	—	(69,336)	13.15
Options canceled or forfeited (2013 LTIP)	12,490	(12,490)	23.52
Options canceled or forfeited (2006 EIP)	—	(28,899)	33.70
Restricted stock granted	(666,733)	—	—
Restricted stock canceled	119,480	—	—
Balance at December 31, 2016	5,333,520	2,169,305	$27.45

At December 31, 2016, we expect that 2,158,402 options granted and outstanding will vest.

At December 31, 2016, the intrinsic value of options exercisable was approximately $0.4 million. The aggregate intrinsic value of options outstanding at December 31, 2016, was approximately $0.5 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at December 31, 2016, was approximately $0.5 million.

The following table summarizes the information on the options granted under the 2006 EIP and 2013 LTIP at December 31, 2016:

Outstanding				Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life (years)	Price	Options	Price
$0.00 - $25.36	389,018	6.70	$23.67	244,723	$23.47
25.37 - 28.80	1,267,788	4.78	$25.52	1,267,788	$25.52
28.81 - 33.52	490,126	4.21	$33.45	490,126	$33.45
33.53 - 84.80	22,373	2.63	$71.54	22,373	$71.54
$0.00 - $84.80	2,169,305	4.97	$27.45	2,025,010	$27.70

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

We account for the stock option grants under the 2006 EIP and 2013 LTIP in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation. The fair value of each option granted was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for valuation purposes for grants during 2014:

2014
Risk-free interest rate	2.02%
Dividend yield	3.64%
Expected volatility	29.10%
Expected life (years)	6.25
Weighted-average grant date fair value of options granted	$4.90

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; volatility is based on the five-year historical volatility of 12 public companies we consider guideline or peer companies; and the expected life is based on Staff Accounting Bulletin 107. This bulletin provides a simplified method for estimating the expected life of options. No stock options were granted in 2016 or 2015.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During 2016, pursuant to our agreement with our non-employee directors who are not affiliated with our former sponsors, we issued 26,483 shares of common stock with an aggregate fair value of approximately $600,000. These shares vest on the six-month anniversary of the date of grant in the case of initial awards and on the one-year anniversary for all other awards.

During 2016, we issued 425,750 restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $9.6 million and will be recognized over the remaining vesting period of approximately 3.2 years as of December 31, 2016. During 2016, 449,824 restricted stock awards and restricted stock units vested. 366,695 of these awards are outstanding after 83,129 were withheld in settlement of related payroll taxes.

During 2016, we issued 214,500 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on March 1, 2016 and ends on February 28, 2019. In accordance with the schedule below. If the Company’s TSR is negative for the performance period, the maximum award which may vest is the target award.

	Company Percentile Rank vs. Russell 2000	Aggregate Percentage of Shares Vested
Below Threshold	Below the 30th percentile	0%
Threshold	At the 30th percentile	50%
Target	At the 55th percentile	100%
Maximum	At or above the 80th percentile	175%

The fair value of these awards at the date of grant was approximately $4.8 million and will be recognized over the remaining vesting period of approximately 2.2 years as of December 31, 2016.

2013 Employee Stock Purchase Plan

In 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock initially had been authorized and reserved. On January 28, 2016, the Board approved an amendment to the ESPP to increase the number of shares available under the ESPP by an additional 1.0 million shares of common stock. The amendment was approved by a vote of the stockholders at our May 17, 2016 annual meeting. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During 2016, 389,158 shares were issued under the ESPP. At December 31, 2016, 946,554 shares had been issued under the ESPP to date. During the years ended December 31, 2016, 2015 and 2014, we recognized compensation expense for this plan of $1.2 million, $1.2 million and $1.1 million, respectively.

Share-Based Compensation Expense

For the years 2016, 2015 and 2014, share-based compensation expense was $25.4 million, $22.9 million and $15.6 million, respectively. The net income effect of share-based compensation expense for 2016, 2015 and 2014 was approximately $15.7 million, $14.7 million and $10.1 million, respectively.

At December 31, 2016 and 2015, there was approximately $0.5 million and $2.7 million of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 0.9 years as of December 31, 2016.

At December 31, 2016 and 2015, there was approximately $35.4 million and $42.1 million of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 2.2 years as of December 31, 2016.

14.	EARNINGS PER SHARE

Diluted earnings per share reflects the potential dilution that could result if options or other contingently issuable shares were exercised or converted into common stock and notional shares from the Nonqualified Deferred Compensation Plan were granted. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2016	2015	2014
Earnings per common share—basic
Continuing Operations	$2.33	$2.29	$1.60
Discontinued Operations	—	0.61	0.29
Total earnings per common share—basic	$2.33	$2.90	$1.89
Earnings per common share—diluted
Continuing Operations	$2.29	$2.24	$1.57
Discontinued Operations	—	0.59	0.28
Total earnings per common share—diluted	$2.29	$2.83	$1.85
Weighted average number of shares outstanding:
Basic common	82,969	83,420	84,007
Dilutive impact of Equity Incentive Plans:
Common shares	1,630	1,974	1,500
Diluted common shares	84,599	85,394	85,507

Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options and unvested restricted stock, by application of the treasury stock method that have a dilutive effect on earnings per share and the notional shares of the Company in the West Corporation Nonqualified Deferred Compensation Plan. At December 31, 2016, 2015 and 2014, 1,909,821, 2,210,894 and 623,670 stock options were outstanding, respectively, with an exercise price equal to or exceeding the

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

market value of our common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity within accumulated other comprehensive income (loss) for the three years ended December 31, 2016, 2015 and 2014 were as follows (net of tax) in thousands:

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, January 1, 2016	$(72,736)	$—	$(72,736)
Foreign currency translation adjustment, net of tax of $12,705	(22,983)	—	(22,983)
Unrealized gain on interest rate derivatives, net of tax of ($4,956)	—	8,086	8,086
BALANCE, December 31, 2016	$(95,719)	$8,086	$(87,633)

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, January 1, 2015	$(37,506)	$—	$(37,506)
Foreign currency translation adjustment, net of tax of $19,903	(35,230)	—	(35,230)
BALANCE, December 31, 2015	$(72,736)	$—	$(72,736)

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Translation	Hedges	Income (Loss)
BALANCE, January 1, 2014	$(12,200)	$—	$(12,200)
Foreign currency translation adjustment, net of tax of $13,662	(25,306)	—	(25,306)
BALANCE, December 31, 2014	$(37,506)	$—	$(37,506)

16.	COMMITMENTS AND CONTINGENCIES

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (l) commercial disputes with customers or other business partners, which may involve assertion of a breach of the Company’s legal or contractual obligations to the customer or a claim for indemnification for third-party losses; and (2) other matters which may include issues such as employment related claims. The Company’s estimates of the range of reasonably possible losses in excess of any amounts accrued for such claims is $0 to $25 million for all of the matters described above. The estimated range of reasonably possible losses is based on information currently available and involves elements

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

In connection with the sale of certain of our agent-based businesses to Alorica Inc., we agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold, the authority of the Company to sell the equity and assets and certain other covenants.

17.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Our five operating segments (United Communications Services, Telecom Services, Safety Services, Interactive Services, and Specialized Agent Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services, including collaboration services, UCaaS services and telecom services;
•	Safety Services, including carrier services, next generation 9-1-1, government solutions and advanced solutions;
•

Interactive Services, including outbound (proactive notifications – voice, text/SMS and chat), inbound speech solutions (IVR), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services which includes healthcare advocacy services, revenue generation and cost management services.

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Revenue:
Unified Communications Services	$1,425,281	$1,467,711	$1,491,639
Safety Services	296,320	281,391	278,317
Interactive Services	300,739	265,664	235,481
Specialized Agent Services	281,542	276,983	224,621
Intersegment eliminations	(11,919)	(11,490)	(11,464)
Total	$2,291,963	$2,280,259	$2,218,594
Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$82,371	$83,183	$89,448
Safety Services	44,668	50,494	48,115
Interactive Services	37,395	30,595	25,075
Specialized Agent Services	30,248	27,992	17,899
Total	$194,682	$192,264	$180,537
Operating Income:
Unified Communications Services	$327,195	$377,850	$366,438
Safety Services	54,703	22,408	31,052
Interactive Services	30,631	25,044	35,604
Specialized Agent Services	16,438	30,468	31,858
Corporate Other - Unallocated	15,247	680	(3,545)
Total	$444,214	$456,450	$461,407
Cash Capital Expenditures:
Unified Communications Services	$42,854	$60,639	$46,860
Safety Services	31,339	23,628	31,706
Interactive Services	22,197	22,151	15,121
Specialized Agent Services	11,109	12,632	6,592
Corporate	19,082	17,760	30,039
Total	$126,581	$136,810	$130,318

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	As of December 31,
	2016	2015	2014
Assets:
Unified Communications Services	$1,459,919	$1,525,890	$1,337,667
Safety Services	772,308	786,447	787,889
Interactive Services	430,722	430,793	353,253
Specialized Agent Services	468,384	491,449	443,737
Corporate	309,505	302,966	516,765
Total from continuing operations	3,440,838	3,537,545	3,439,311
Assets held for sale	—	17,672	304,605
Total	$3,440,838	$3,555,217	$3,743,916

For 2016, 2015 and 2014, our largest 100 clients represented approximately 43%, 44% and 47% of total revenue, respectively. In 2016, 2015 and 2014, no client represented more than 6% of our aggregate revenue.

For 2016, 2015 and 2014, revenue from the United Kingdom accounted for 12%, 13% and 13% of consolidated revenue, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to the legal entity that has the contractual obligation with the customer regardless of the customer’s location or the currency used for billing purposes. Geographic information by organizational region for revenue and long-lived assets is noted, in thousands, below.

Revenue:	For the year Ended December 31, 2016
	Unified			Specialized
	Communication	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$982,319	$290,620	$290,986	$281,542	$(11,919)	$1,833,548
Europe, Middle East & Africa	292,843	84	2,672	—	—	295,599
Asia - Pacific	140,703	632	2,266	—	—	143,601
America - Other	9,416	4,984	4,815	—	—	19,215
Total	$1,425,281	$296,320	$300,739	$281,542	$(11,919)	$2,291,963

	For the year Ended December 31, 2015
	Unified			Specialized
	Communication	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$1,010,262	$276,262	$260,051	$276,983	$(11,490)	$1,812,068
Europe, Middle East & Africa	308,841	34	1,930	—	—	310,805
Asia - Pacific	138,595	303	2,951	—	—	141,849
America - Other	10,013	4,792	732	—	—	15,537
Total	$1,467,711	$281,391	$265,664	$276,983	$(11,490)	$2,280,259

	For the year Ended December 31, 2014
	Unified			Specialized
	Communication	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$1,002,157	$271,278	$230,075	$224,621	$(11,464)	$1,716,667
Europe, Middle East & Africa	323,173	3	1,290	—	—	324,466
Asia - Pacific	150,028	300	3,300	—	—	153,628
America - Other	16,281	6,736	816	—	—	23,833
Total	$1,491,639	$278,317	$235,481	$224,621	$(11,464)	$2,218,594

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Long-Lived Assets:	As of December 31,
	2016	2015	2014
Americas—United States	$2,546,361	$2,593,739	$2,612,394
Europe, Middle East & Africa	172,439	195,203	176,817
Asia—Pacific	18,495	21,151	17,891
Americas—Other	9,248	1,952	1,816
Total	$2,746,543	$2,812,045	$2,808,918

The decline in Europe, Middle East and Africa ("EMEA") revenue in 2016 was due primarily to the foreign exchange translation as a result of the decline in value of the British Pound Sterling. The decline in EMEA and Asia-Pacific revenue in 2015 was primarily due to the negative impact of foreign currency translation adjustments.

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $(0.9) million, $(2.5) million and $2.0 million in 2016, 2015 and 2014, respectively.

18.	CONCENTRATION OF CREDIT RISK

Our accounts receivable subject us to the potential for credit risk with our customers. At December 31, 2016, three customers accounted for $43.9 million or 11.9% of gross accounts receivable, compared to $38.6 million, or 10.4% of gross accounts receivable at December 31, 2015. We perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon historical trends, specific collection problems, historical write-offs, account aging and other analysis of all accounts receivable. At February 10, 2017, $20.6 million, or 46.8%, of the December 31, 2016 accounts receivable from the three customers noted above had been received.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$138,295	$141,048	$231,946
Cash paid for income taxes, net of $5,890, $7,500 and $13,336 for refunds in 2016, 2015 and 2014	$75,748	$108,090	$93,875
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property plant and equipment	$1,079	$9,006	$20,275
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of stock options exercised	$—	$—	$10
Net settlement of shares issued from the deferred compensation plan	$987	$2,949	$527
Vesting of restricted stock	$1,924	$2,742	$—
Accrued dividends	$1,723	$1,419	$63

WEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the two years ended December 31, 2016 and 2015, in thousands.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016 (1)	2016	2016 (2)	2016
Revenue	$570,779	$582,397	$571,407	$567,380	$2,291,963
Cost of services	241,012	249,426	247,817	243,533	981,788
Gross profit	329,767	332,971	323,590	323,847	1,310,175
SG&A	220,843	209,870	214,091	221,157	865,961
Operating income	108,924	123,101	109,499	102,690	444,214
Net income	$44,555	$32,979	$47,535	$68,320	$193,389

Diluted earnings per common share *:	$0.53	$0.39	$0.56	$0.80	$2.29

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015 (3)	2015	2015	2015 (4)	2015
Revenue	$565,490	$571,891	$574,448	$568,430	$2,280,259
Cost of services	239,701	245,266	246,337	239,389	970,693
Gross profit	325,789	326,625	328,111	329,041	1,309,566
SG&A	215,096	210,192	203,757	224,071	853,116
Operating income	110,693	116,433	124,354	104,970	456,450
Income from continuing operations	48,634	49,223	50,719	42,340	190,916
Income (loss) from discontinued operations	31,866	358	(1,235)	19,935	50,924
Net income	$80,500	$49,581	$49,484	$62,275	$241,840
Diluted earnings per common share:
Continuing operations	$0.56	$0.58	$0.60	$0.50	$2.24
Discontinued operations	0.37	0.00	(0.01)	0.24	0.59
Diluted earnings per common share:	$0.93	$0.58	0.58**	$0.74	$2.83

(1)

Net income in the second quarter of 2016 includes $35.2 million of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments, partially offset by a $12.8 million gain recognized on the sale of buildings.

(2)

Net income in the fourth quarter of 2016 includes an income tax benefit of $1.2 million as a result of lower deferred tax on foreign unremitted earnings resulting from legal entity changes initiated during the fourth quarter to certain of our foreign subsidiaries.

(3)

Income from discontinued operations in the first quarter of 2015 includes operating results of the divested entities up to the date of sale and the preliminary gain on the sale of the divested entities.

(4)	Income from discontinued operations in the fourth quarter of 2015 includes the finalization of the gain on sale of the divested entities.
*	Year ended 2016 diluted earnings per common share does not foot due to rounding.
**	Third quarter 2015 diluted earnings per common share does not foot due to rounding.

Schedule II

WEST CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2016

			Additions-
		Reserves	Charged	Deductions-
	Balance	Obtained	to Cost	Amounts
	Beginning	in	and	Charged-	Balance
Description (amounts in thousands)	of Year	Acquisitions	Expenses	Off	End of Year
December 31, 2016—Allowance for doubtful accounts—Accounts receivable	$7,270	$—	$916	$(1,448)	$6,738
December 31, 2015—Allowance for doubtful accounts—Accounts receivable	$7,544	$—	$3,317	$(3,591)	$7,270
December 31, 2014—Allowance for doubtful accounts—Accounts receivable	$8,415	$774	$509	$(2,154)	$7,544

		Valuation
		Allowance
	Balance	Obtained
	Beginning	in			Balance
	of Year	Acquisitions	Additions	Deductions	End of Year
December 31, 2016—Allowance for deferred income tax asset valuation	$100,205	$—	$2,385	$—	$102,590
December 31, 2015—Allowance for deferred income tax asset valuation	$109,240	$—	$—	$(9,035)	$100,205
December 31, 2014—Allowance for deferred income tax asset valuation	$109,677	$—	$1,162	$(1,599)	$109,240

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission are incorporated by reference into this report.

Exhibit Number	Description

2.1

Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 7, 2015 (File No. 001-35846))

2.2

Amendment No. 1 to Asset Contribution and Equity Purchase agreement dated as of January 7, 2015 by and between Alorica Inc. and West Corporation dated as of March 3, 2015 (incorporated by reference to Exhibit 10.09 to Form 10-Q filed May 7, 2015 (File No. 001-35846))

3.1	Amended and Restated Certificate of Incorporation of the Company, dated March 25, 2013 (incorporated by reference to Exhibit 3.01 to Form 8-K filed March 27, 2013 (File No. 001-35846))

3.2	Third Amended and Restated By-Laws of the Company effective February 15, 2017 **

4.1

Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due July 15, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 3, 2014 (File No. 001-35846))

4.2

Supplemental Indenture, dated as of August 13, 2014, by and among West Corporation, Reliance Intermediate, Inc., Reliance Holding, Inc., Reliance Communications, LLC, Health Advocate, Inc., WellCall, Inc., Human Management Services, Inc., Corporate Care Works, Inc., RX Advocate, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014 (File No. 001-35846))

4.3

Supplemental Indenture, dated as of January 29, 2015, by and among West Corporation, West Claims Recovery Services, LLC, West Revenue Generation Services, LLC, and Cobalt Acquisition Company, LLC, a Delaware limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.03 to Form 10-K filed February 19, 2015 (File No. 001-35846))

4.4

Supplemental Indenture, dated as of February 12, 2016, by and among ClientTell, Inc., a Georgia corporation, ClientTell Lab, LLC, a Georgia limited liability company and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 1, 2014, among West Corporation, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to the 5.375% senior notes due 2022 (incorporated by reference to Exhibit 4.04 to Form 10-K filed on February 18, 2016 (File No. 001-35846))

4.5

Indenture, dated as of June 17, 2016, among West Corporation, the guarantors named on the signature pages thereto, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, with respect to the 4.750% senior secured notes due July 15, 2021(incorporated by reference to Exhibit 4.01 to Form 8-K filed June 21, 2016 (File No. 001-35846))

10.1

Restatement Agreement (the “Restatement Agreement”), dated as of October 5, 2010, by and among Wells Fargo Bank, National Association, as administrative agent, West Corporation (“West”), certain domestic subsidiaries of West and the lenders party thereto (Exhibit A, the Amended and Restated Credit Agreement, is included as Exhibit 10.02) (incorporated by reference to Exhibit 10.01 to Form 8-K filed October 6, 2010 (File No. 000-21771))

10.2

Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West, certain domestic subsidiaries of West, Wells Fargo Bank, National Association, as administrative agent, Deutsche Bank Securities Inc. and Bank of America, N.A., as syndication agents, Wells Fargo Bank, National Association and General Electric Capital Corporation, as co-documentation agents, Wells Fargo Securities, LLC and Deutsche   Bank Securities Inc., as joint lead arrangers, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as joint bookrunners, and the lenders party thereto, adopted pursuant to the Restatement Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to Registration Statement on Form S-1 filed on August 17, 2011 (File No. 333-162292))

Exhibit Number	Description

10.3

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 15, 2012 (File No. 000-21771))

10.4

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, by and among West Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.03 to Form 10-Q filed October 26, 2012 (File No. 000-21771))

10.5

Amendment No. 3 to Amended and Restated Credit Agreement; Amendment No. 1 to Guarantee Agreement, dated as of February 20, 2013, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 21, 2013 (File No. 000-21771))

10.6

Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, by and among West Corporation, the subsidiary borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 27, 2014 (File No. 001-35846))

10.7

Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2014 (File No. 001-35846))

10.8

Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent and the Designated Lender, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 24, 2015 (File No. 001-35846))

10.9

Amendment No. 7 to Amended and Restated Credit Agreement, dated as of June 17, 2016, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the amended and restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.01 to Form 8-K filed June 21, 2016 (File No. 001-35846))

10.10

Amendment No. 8 to Amended and Restated Credit Agreement, dated as of December 19, 2016, by and among West Corporation, the Subsidiary Borrowers party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to the Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among West Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.(incorporated by reference to Exhibit 10.1 to Form 8-K filed December 22, 2016 (File No. 001-35846))

10.11

Guarantee Agreement, dated as of October 24, 2006, among the guarantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2009 (File No. 333-162292))

10.12

Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2006 (File No. 000-21771))

10.13

Security Agreement dated, as of June 17, 2016, among West Corporation, the other grantors identified therein and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.02 to Form 8-K filed June 21, 2016 (File No. 001-35846))

Exhibit Number	Description

10.14

Intellectual Property Security Agreement, dated as of October 24, 2006, among West Corporation, the other grantors identified therein and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 9, 2006 (File No. 000-21771))

10.15

Intellectual Property Security Agreement, dated as of June 17, 2016, among West Corporation, the other grantors identified therein and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.03 to Form 8-K filed June 21, 2016 (File No. 001-35846))

10.16

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Corporation, as Trustor to Chicago Title Insurance Company, as Trustee and Lehman Commercial Paper Inc., as Beneficiary (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on November 9, 2006 (File No. 000-21771))

10.17

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Business Services, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on November 9, 2006 (File No. 000-21771))

10.18

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated October 24, 2006, from West Telemarketing, LP to Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 9, 2006 (File No. 000-21771))

10.19

First Lien Intercreditor Agreement, dated as of June 17, 2016, among West Corporation, the other grantors party thereto, Wells Fargo Bank, National Association, as Credit Agreement Collateral Agent, and U.S. Bank National Association, as the Initial Other Authorized Representative (incorporated by reference to Exhibit 10.04 to Form 8-K filed June 21, 2016 (File No. 001-35846))

10.20

Founders Agreement, dated October 24, 2006, among West Corporation, Gary L. West and Mary E. West (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on November 9, 2006 (File No. 000-21771))

10.21

Amended and Restated Stockholder Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.65 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013 (File No. 333-162292))

10.22

Amended and Restated Registration Rights and Coordination Agreement, dated as of March 8, 2013, among West Corporation, THL Investors, Quadrangle Investors and affiliates of the Founders (incorporated by reference to Exhibit 10.63 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013 (File No. 333-162292))

10.23

Letter Agreement regarding confidentiality, dated as of June 24, 2013, among West Corporation and the THL Investors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on February 20, 2014 (File No. 001-35846))

10.24

Form of Indemnification Agreement between West Corporation and its directors and officers (incorporated by reference to Exhibit 10.66 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013 (File No. 333-162292))

10.25	West Corporation 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10-Q filed on November 9, 2006 (File No. 000-21771)) (1)

10.26	Amendment Number One to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 23, 2011 (File No. 000-21771)) (1)

10.27	Amendment Number Two to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 3, 2012 (File No. 000-21771)) (1)

10.28	Amendment Number Three to West Corporation’s 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q dated April 30, 2012 (File No. 000-21771)) (1)

10.29	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed on November 9, 2006 (File No. 000-21771)) (1)

10.30	Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.02 to Form 10-Q filed on April 30, 2012 (File No. 000-21771)) (1)

10.31	Alternative Form of Option Agreement under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.03 to Form 10-Q filed on April 30, 2012 (File No. 000-21771)) (1)

10.32	West Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014 (File No. 001-35846)) (1)

Exhibit Number	Description

10.33	Amendment Number One to the West Corporation Amended and Restated 2013 Long-Term Incentive Plan (1) **

10.34

Form of Option Award Notice and Stock Option Agreement under the West Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 1, 2013 (File No. 001-35846)) (1)

10.35	Form of West Corporation Restricted Stock Award Agreement (2014 awards) (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2014 (File No. 001-35846)) (1)

10.36	Form of West Corporation Restricted Stock Unit Award Agreement (2014 through May 2015 awards) (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 6, 2014 (File No. 001-35846)) (1)

10.37	Form of West Corporation Performance-Based Restricted Stock Award Agreement (2014 award) (incorporated by reference to Exhibit 10.5 to Form 10-Q filed November 6, 2014 (File No. 001-35846)) (1)

10.38	Form of West Corporation Restricted Stock Award Agreement (awards beginning September 2015) (incorporated by reference to Exhibit 10.01 to Form 10-Q filed November 6, 2015 (File No. 001-35846)) (1)

10.39

Form of West Corporation Performance-Based Restricted Stock Award Agreement (awards beginning September 2015) (incorporated by reference to Exhibit 10.02 to Form 10-Q filed November 6, 2015 (File No. 001-35846)) (1)

10.40

Form of West Corporation Restricted Stock Award Agreement (initial award for non-employee directors) (incorporated by reference to Exhibit 10.35 to Form 10-K filed February 18, 2016 (File No. 001-35846)) (1)

10.41	Form of West Corporation Restricted Stock Award Agreement (non-employee directors) (incorporated by reference to Exhibit 10.36 to Form 10-K filed February 18, 2016 (File No. 001-35846)) (1)

10.42

West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 1, 2013 (File No. 001-35846)) (1)

10.43

Amendment Number One to the West Corporation 2013 Employee Stock Purchase Plan, dated as of October 30, 2014 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014 (File No. 001-35846)) (1)

10.44

Amendment No. 2 to West Corporation 2013 Employee Stock Purchase Plan, as amended and restated effective September 10, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2016 (File No. 001-35846)) (1)

10.45	West Corporation Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2014 (File No. 001-35846)) (1)

10.46

West Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective March 27, 2013 (incorporated by reference to Exhibit 10.67 to Amendment No. 12 to Registration Statement on Form S-1 filed on March 11, 2013 (File No. 333-162292)) (1)

10.47	Amendment Number One to the West Corporation Nonqualified Deferred Compensation Plan dated as of April 24, 2013 (incorporated by reference to Form 10-Q dated April 29, 2013 (File No. 001-35846)) (1)

10.48

Amendment Number Two to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 25, 2014 (incorporated by reference to Exhibit 10.46 to Form 10-K filed February 20, 2014 (File No. 001-35846)) (1)

10.49

Amendment Number Three to the West Corporation Nonqualified Deferred Compensation Plan dated as of July 30, 2014 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 5, 2014 (File No. 001-35846)) (1)

10.50	Amendment Number Four to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 26, 2017 (1) **

10.51

West Corporation Executive Retirement Savings Plan Amended and Restated Effective January 1, 2015 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 6, 2014 (File No. 001-35846)) (1)

10.52	West Corporation Stock Deferral Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015 (File No. 001-35846)) (1)

10.53	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.43 to Form 10-K filed February 19, 2015 (File No. 001-35846)) (1)

Exhibit Number	Description

10.54	Employment Agreement between the Company and Thomas B. Barker dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2009 (File No. 000-21771)) (1)

10.55	Employment Agreement between the Company and Nancee R. Berger dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2009 (File No. 000-21771)) (1)

10.56	Employment Agreement between West Corporation and Joseph Scott Etzler dated December 31, 2008 (1) **

10.57	Employment Agreement between West Corporation and Jan D. Madsen dated December 24, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2015 (File No. 001-35846)) (1)

10.58	Amended and Restated Employment Agreement between West Telecom Services Holdings, LLC and Ronald Beaumont dated February 15, 2017 (1) **

10.59

Stock Repurchase Agreement, dated March 9, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2015 (File No. 001-35846))

10.60

Stock Repurchase Agreement, dated June 18, 2015, by and among West Corporation and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2015 (File No. 001-35846))

21.01	Subsidiaries **

23.01	Consent of independent registered public accounting firm **

31.1	Certification pursuant to 15 U.S.C. Section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification pursuant to 15 U.S.C. Section 7241 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

101

Financial statements from the Annual Report on Form 10-K of West Corporation for the year ended December 31, 2016, filed on February 16, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Deficit and (vi) the Notes to the Consolidated Financial Statements **

(1)	Indicates management contract or compensation plan or arrangement.
**	Filed herewith