Form 10-Q
period 2017-03-31
WEST CORP
filed 2017-05-10
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 3, 2017, 83,563,032 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of West Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 10, 2017

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
REVENUE	$572,542	$570,779
COST OF SERVICES	242,442	241,012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	221,877	220,843
OPERATING INCOME	108,223	108,924
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $28 and $269	(35,216)	(38,483)
Other, net	2,670	(1,040)
Other expense	(32,546)	(39,523)
INCOME BEFORE INCOME TAX EXPENSE	75,677	69,401
INCOME TAX EXPENSE	21,581	24,846
NET INCOME	$54,096	$44,555

EARNINGS PER COMMON SHARE—BASIC	$0.65	$0.54
EARNINGS PER COMMON SHARE—DILUTED	$0.63	$0.53

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	83,361	83,149
Diluted Common	85,208	84,615

DIVIDENDS DECLARED:
Dividends declared per share	$0.225	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Net income	$54,096	$44,555
Foreign currency translation adjustments, net of tax of ($4,227) and ($1,769)	6,898	3,173
Unrealized gain on interest rate derivatives, net of tax of ($282) and $0	460	—
Comprehensive income	$61,454	$47,728

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,626	$183,059
Trust and restricted cash	20,824	20,141
Accounts receivable, net of allowance of $7,029 and $6,738	395,912	369,068
Income taxes receivable	—	4,366
Prepaid assets	55,430	40,886
Deferred expenses	46,548	44,886
Other current assets	29,400	31,889
Total current assets	720,740	694,295
PROPERTY AND EQUIPMENT:
Property and equipment	1,109,300	1,088,205
Accumulated depreciation and amortization	(777,068)	(755,754)
Total property and equipment, net	332,232	332,451
GOODWILL	1,920,195	1,916,192
INTANGIBLE ASSETS, net of accumulated amortization of $666,169 and $651,180	302,003	315,474
OTHER ASSETS	180,826	182,426
TOTAL ASSETS	$3,455,996	$3,440,838
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,547	$78,881
Deferred revenue	142,153	151,148
Accrued expenses	211,852	224,871
Current maturities of long-term debt	43,772	39,709
Total current liabilities	477,324	494,609
LONG-TERM OBLIGATIONS, less current maturities	3,112,016	3,129,963
DEFERRED INCOME TAXES	100,457	88,864
OTHER LONG-TERM LIABILITIES	156,834	169,251
Total liabilities	3,846,631	3,882,687
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 86,523 and 86,357 shares issued and 83,431 and 83,265 shares outstanding	87	86
Additional paid-in capital	2,232,275	2,223,379
Retained deficit	(2,455,496)	(2,490,455)
Accumulated other comprehensive loss	(80,275)	(87,633)
Treasury stock at cost (3,092 shares)	(87,226)	(87,226)
Total stockholders’ deficit	(390,635)	(441,849)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,455,996	$3,440,838

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$54,096	$44,555
Depreciation	28,680	28,801
Amortization	17,753	19,694
Provision for share-based compensation	5,425	7,666
Deferred income tax benefit	9,898	2,377
Amortization of deferred financing costs	1,888	4,909
Increase in acquisition contingent consideration	173	260
Loss on sale of property and equipment	302	174
Changes in operating assets and liabilities
Accounts receivable	(28,586)	(15,737)
Other assets	(13,769)	(16,120)
Accounts payable	1,252	(542)
Accrued wages and benefits	(16,205)	(7,772)
Accrued interest	(19,951)	(15,300)
Other liabilities and income tax payable	11,817	7,087
Net cash flows provided by operating activities	52,773	60,052
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	(3,974)	(9,295)
Purchases of property and equipment	(26,672)	(36,357)
Other	(660)	6,192
Net cash flows used in investing activities	(31,306)	(39,460)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal repayments on long-term obligations	(15,695)	(30,855)
Proceeds from revolving credit facilities	34,000	10,000
Payments on revolving credit facilities	(34,000)	(10,000)
Payment of deferred financing and other debt-related costs	(79)	(181)
Proceeds from stock options and ESPP shares	147	1,504
Dividends paid	(18,754)	(18,752)
Repurchase of common stock	—	(21,961)
Net cash flows used in financing activities	(34,381)	(70,245)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,481	610
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,433)	(49,043)
CASH AND CASH EQUIVALENTS, Beginning of period	183,059	182,338
CASH AND CASH EQUIVALENTS, End of period	$172,626	$133,295

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Deficit
BALANCE, January 1, 2017	83,264,912	$86	$2,223,379	$(2,490,455)	$(87,633)	$(87,226)	$(441,849)
Cumulative effect of adoption of ASC 2016-09			103	(103)			—
Net income				54,096			54,096
Dividends declared (cash dividend of $0.225 per share)				(19,034)			(19,034)
Foreign currency translation adjustment, net					6,898		6,898
Unrealized gain on interest rate derivatives, net					460		460
Executive Deferred Compensation Plan activity	28,841		2,479				2,479
Shares issued from the Employee Stock Purchase Plan	60,709	1	1,278				1,279
Stock options exercised including related tax benefits	3,800		86				86
Issuance of shares (vesting of restricted shares and Director awards)	72,580		(82)				(82)
Share-based compensation			5,032				5,032
BALANCE, March 31, 2017	83,430,842	$87	$2,232,275	$(2,455,496)	$(80,275)	$(87,226)	$(390,635)

BALANCE, January 1, 2016	83,366,888	$85	$2,193,193	$(2,607,415)	$(72,736)	$(65,265)	$(552,138)
Net income				44,555			44,555
Dividends declared (cash dividend of $0.225 per share)				(19,123)			(19,123)
Foreign currency translation adjustment, net					3,173		3,173
Purchase of stock at cost	(1,000,000)					(21,961)	(21,961)
Executive Deferred Compensation Plan activity	12,964		860				860
Shares issued from the Employee Stock Purchase Plan	72,026	1	1,320				1,321
Stock options exercised including related tax benefits	7,250		357				357
Issuance of shares (vesting of restricted shares and Director awards)	19,430		(63)				(63)
Share-based compensation			6,805				6,805
BALANCE, March 31, 2016	82,478,558	$86	$2,202,472	$(2,581,983)	$(69,563)	$(87,226)	$(536,214)

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

• Safety Services. We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; Voice over Internet Protocol (“VoIP”) service providers; alarm/security companies; as well as public safety organizations, government agencies and enterprises. West services the entire public and personal safety ecosystem with reliable networks and a deep understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies. We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points. Our seamless, reliable, and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers including all major Incumbent Local Exchange Carriers (“ILECs”), most Competitive Local Exchange Carriers (“CLECs”), as well as wireless carriers, VoIP service providers and telematics providers. We believe we are the leading database management provider in the industry, managing over 223 million ILEC, CLEC and VoIP records. We continue to develop and support new technologies for existing providers as well as support new entrants such as Over the Top (“OTT”) providers.

• Interactive Services. We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including interactive voice response (“IVR”) self-service, outbound proactive notifications and mobility, cloud contact center technologies, web, mobile application development and comprehensive professional services. Our applied technology uses an omni-channel approach that brings together multiple channels, including voice, text, email, push notification, fax, video, web, social media and cloud contact center technologies to create a connected customer, parent and/or patient experience. In most cases, our technology directly interfaces with our client’s internal systems, including customer relationship management, private branch exchange ("PBX") and enterprise reporting platforms. Our systems and platforms receive or deliver tens of millions of multichannel messages on behalf of our clients every day.

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

Our five operating segments (Unified Communications Services, Safety Services, Interactive Services, Specialized Agent Services and Telecom Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services, including conferencing and collaboration services, unified communications as a service (“UCaaS”) solutions and telecom services;
•	Safety Services, including carrier services, next generation 9-1-1, government solutions and advanced services;
•

Interactive Services, including outbound (proactive notification – voice/text/short message service (“SMS”) and chat), inbound speech solutions (IVR), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services, including healthcare advocacy services, cost management services and revenue generation services.

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our results for the three months ended March 31, 2017 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Income Tax—For the three months ended March 31, 2017 and March 31, 2016, income tax expense was $21.6 million and $24.8 million, respectively, and the effective income tax rate was 28.5% and 35.8%, respectively. The reduction in the effective tax rate was due primarily to several tax settlements. These settlements decreased our liability for unrecognized tax benefits by $15.7 million during the first quarter of 2017.

Dividend—We funded the dividends paid in 2016 and the first three months of 2017 with cash generated by our operations. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. On March 2, 2017, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.8 million to stockholders of record as of the close of business on February 21, 2017.    On May 9, 2017, we announced the payment of future dividends had been suspended.

Share Repurchase—Under a share repurchase program approved by the Company’s Board of Directors during the first quarter of 2016 authorizing the repurchase of up to an aggregate of $75 million of outstanding common stock, the Company purchased 1,000,000 shares of common stock through the open market during the first quarter of 2016 for an aggregate purchase price of approximately $22.0 million, which was funded with cash on hand. There was no repurchase of shares during the three months ended March 31, 2017.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Implemented Accounting Pronouncements—In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our consolidated cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. Under the new guidance, we elected to change our forfeiture policy and started to recognize forfeitures of awards as they occur beginning January 1, 2017. The change in forfeiture policy was adopted using a modified-retrospective transition method. We recorded a cumulative-effect adjustment which increased our retained deficit by $0.1 million upon transition on January 1, 2017. We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. For the three months ended March 31, 2016, excess tax benefits on stock options recognized in additional paid-in capital was $0.3 million. This is included in the "Proceeds from stock options and ESPP shares" line in the condensed consolidated statement of cash flows. The impact of this standard on our consolidated financial statements at the time of implementation is not material, however, the impact on our provision for income taxes in future periods will be dependent on the market price of our common stock on vesting dates of restricted stock awards compared to the fair value of those awards when they were granted.

Recent Accounting Pronouncements—In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This update addresses the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, annual or interim goodwill impairment tests are to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the income tax effects should be considered for any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendment requires disclosure of the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this update should be applied on a prospective basis. This amendment will be effective for us in January 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230). The standard requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The standard will be effective for us beginning January 1, 2018 and will require a retrospective approach. Early adoption is permitted. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, (“ASU 2014-09”). This standard requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a Company expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt ASU 2014-09 on January 1, 2018. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We will likely adopt this accounting standard on a cumulative-effect method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Based on our preliminary assessment, we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of this standard and our preliminary assessments are subject to change. Our implementation efforts are progressing as planned.

2.	ACQUISITIONS

Vocus

On March 7, 2017, we completed the acquisition of the cloud collaboration practice and assets from Vocus Group ("Vocus") in Australia for approximately $4.0 million in cash. The acquisition was funded with cash on hand. This business is included in the Unified Communications Services reportable segment.

In the preliminary purchase price allocation, approximately $1.0 million was allocated to goodwill, which is not deductible for tax purposes, and $0.7 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill were the expansion of our position and capabilities throughout the Asia-Pacific region and the anticipated synergies which are expected to result in an enhanced global support and cost structure.

911 ETC

On December 9, 2016, we completed the acquisition of 911 ETC. 911 ETC is a leading provider of E911 solutions to the enterprise market space across the United States. The purchase price was approximately $10.2 million in cash, net of cash acquired, plus assumed liabilities. The acquisition was funded with cash on hand. This business is included in the Safety Services reportable segment.

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

Synrevoice

On March 14, 2016, we completed the acquisition of substantially all of the assets of Synrevoice Technologies, Inc. (“Synrevoice”). Synrevoice, based in Markham, Ontario, is a provider of messaging and notification services to the K-12 education and commercial markets in North America. The purchase price was approximately $9.2 million and was funded with cash on hand. This business is included in the Interactive Services reportable segment.

Approximately $4.7 million was allocated to goodwill, which is partially deductible for income tax purposes, and $6.5 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Synrevoice were the expansion of our interactive services further into the education vertical market and anticipated synergies which are expected to result in a more efficient and faster growing K-12 business in North America.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed for Vocus and 911 ETC and the final acquisition date fair value of assets acquired and liabilities assumed for Synrevoice.

(Amounts in thousands)	Vocus	911 ETC	Synrevoice
Working Capital	$(20)	$743	$(1,967)
Property and equipment	2,333	135	21
Other assets, net	32	—	—
Intangible assets	685	6,484	6,455
Goodwill	988	5,277	4,720
Total assets acquired	4,018	12,639	9,229
Long-term liabilities	23	2,464	—
Total liabilities assumed	23	2,464	—
Net assets acquired	$3,995	$10,175	$9,229

Acquisition costs incurred for prospective acquisitions and completed acquisitions for the three months ended March 31, 2017 and 2016 of $1.3 million and $1.1 million, respectively, are included in selling, general and administrative expenses.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the Vocus and 911 ETC purchases were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

Pro forma

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Vocus, 911 ETC and Synrevoice occurred as of the beginning of the year prior to acquisition. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, finance and acquisition costs as well as related income taxes.

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Revenue	$573,170	$573,783
Net income	$54,283	$43,830
Income per common share—basic	$0.65	$0.53
Income per common share—diluted	$0.64	$0.52

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our acquisitions completed in 2017 and 2016 were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $2.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The net income impact of these acquisitions for the three months ended March 31, 2017 and 2016 was not material.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2016 and the three months ended March 31, 2017:

(Amounts in thousands)	Unified Communications Services	Safety Services	Interactive Services	Specialized Agent Services	Total
Balance at January 1, 2016	$873,782	$508,679	$244,879	$288,350	$1,915,690
Acquisitions	—	5,277	4,907	—	10,184
Acquisition accounting adjustments	515	—	(13)	—	502
Foreign currency translation adjustments	(10,317)	—	133	—	(10,184)
Balance at December 31, 2016	863,980	513,956	249,906	288,350	1,916,192
Acquisitions	989	—	—	—	989
Acquisition accounting adjustments	—	—	(173)	—	(173)
Foreign currency translation adjustments	2,844	—	343	—	3,187
Balance at March 31, 2017	$867,813	$513,956	$250,076	$288,350	$1,920,195

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of March 31, 2017
(Amounts in thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$660,477	$(491,948)	$168,529
Technology & Patents	181,989	(115,070)	66,919
Trade names and trademarks	103,490	(39,277)	64,213
Other intangible assets	22,216	(19,874)	2,342
Total	$968,172	$(666,169)	$302,003

	As of December 31, 2016
(Amounts in thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$659,877	$(482,037)	$177,840
Technology & Patents	181,299	(113,011)	68,288
Trade names and trademarks	103,391	(37,331)	66,060
Other intangible assets	22,087	(18,801)	3,286
Total	$966,654	$(651,180)	$315,474

Amortization expense for finite-lived intangible assets was $14.3 million and $16.4 million for the three months ended March 31, 2017 and 2016, respectively. Estimated amortization expense for the intangible assets noted above for 2017 and the next five years is as follows:

2017	$ 56.7 million
2018	$ 49.9 million
2019	$ 43.4 million
2020	$ 37.0 million
2021	$ 29.1 million
2022	$ 23.5 million

The March 7, 2017 acquisition of the cloud collaboration practice and assets from Vocus, included intangible assets consisting of technology ($0.6 million, with a four year life) and non-compete agreements ($0.1 million, with a three year life).

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	March 31,	December 31,
(Amounts in thousands)	2017	2016
Accrued wages	$48,120	$65,695
Accrued phone	46,040	39,537
Other current liabilities	35,068	32,571
Accrued other taxes (non-income related)	33,576	35,337
Interest payable	15,688	35,702
Income taxes payable	13,012	—
Accrued employee benefit costs	6,580	5,839
Acquisition obligation for a net operating loss carryforward claim	3,573	3,573
Accrued lease expense	3,225	3,026
Outside commissions	2,798	2,922
Accrued licensing costs	2,462	669
Acquisition contingent consideration	1,710	—
Total	$211,852	$224,871

5.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. Long-term obligations consisted of the following as of:

	March 31,	December 31,
(Amounts in thousands)	2017	2016
Accounts Receivable Securitization Facility	$34,000	$34,000
Senior Secured Term Loans due 2019 (paid in 2017)	—	8,814
Senior Secured A Term Loans due 2021	637,813	641,875
Senior Secured B Term Loans due 2021	258,053	258,702
4 3/4% Senior Secured Notes due 2021	400,000	400,000
5 3/8% Senior Notes due 2022	1,000,000	1,000,000
Senior Secured B Term Loans due 2023	863,486	865,655
Unamortized value of debt issuance costs	(37,564)	(39,374)
Net carrying value	3,155,788	3,169,672
Less: current maturities	(43,772)	(39,709)
Long-term obligations, net of debt issuance costs	$3,112,016	$3,129,963

During the three months ended March 31, 2017, in addition to scheduled amortization payments of $6.9 million, we made $8.8 million in voluntary prepayments which repaid the 2019 maturity term loans under our senior secured term loan facility in full.

At March 31, 2017 and December 31, 2016, the principal balance outstanding on the revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”) was $34.0 million. The highest outstanding balance during the three months ended March 31, 2017 and year ended December 31, 2016 was $34.0 million and $75.0 million, respectively.

At March 31, 2017, we were in compliance with our financial debt covenants.

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

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. We do not exclude any component of the hedged instrument's gain or loss when assessing ineffectiveness. An ineffectiveness loss of $0.1 million associated with our cash flow hedges was recognized during the first quarter of 2017 and is recorded as an increase to interest expense. The ineffectiveness is due to a LIBOR rate floor that is included in the hedged debt but not in the related 1-month LIBOR swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and will be reclassified into earnings, as interest expense, when interest payments are made on the related debt. The pre-tax unrealized gain associated with our interest rate swaps, which is deferred in accumulated other comprehensive loss at March 31, 2017 was $13.8 million ($8.5 million after taxes) and at December 31, 2016 was $13.0 million ($8.1 million after taxes). During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified as a decrease to interest expense.

As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Value in Thousands
Interest Rate Swaps	Four	$550,000

At March 31, 2017, the Company had 1-month and 3-month LIBOR-based debt in excess of the hedged notional value. The fixed interest rates on the 1-month and 3-month interest rate swaps range from 0.99530% to 1.50200%.

The following table presents, in thousands, our derivative financial instruments as well as their classification in the Condensed Consolidated Balance Sheet as of March 31, 2017.

	Derivative Assets / (Liabilities)
	Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value
Interest rate swaps	Other current assets	$654
Interest rate swaps	Other long-term assets	14,329
Interest rate swaps	Accrued expenses	(132)
Total derivatives designated as hedging instruments		$14,851

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents, in thousands, the effect of the Company’s derivative financial instruments designated as cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$592	Interest Expense	$(149)	Other	$62

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

We evaluate classification within fair value hierarchy each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented.

The carrying amount of the trading securities of $67.2 million and $63.5 million at March 31, 2017 and December 31, 2016, respectively, were equal to the quoted prices in active markets for identical assets.

Derivatives. Our derivative instruments consist of interest rate swap assets of $15.0 million and interest rate swap liabilities of $0.1 million (see Note 6). The fair value of these Level 2 derivative instruments was determined using readily available market observable inputs such as interest rate curves, discount factors and implied volatilities.

The fair value of our 2021 Senior Secured Notes, based on market quotes, which we determined to be Level 2 inputs, at March 31, 2017 and December 31, 2016 was approximately $408.0 million and $411.5 million, respectively, compared to the carrying amount of $400.0 million for both dates. The fair value of our 2022 Senior Notes based on market quotes, which we determined to be Level 2 inputs, at March 31, 2017 and December 31, 2016 was approximately $983.8 million and $967.5 million, respectively, compared to the carrying amount of $1.0 billion for both dates.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at March 31, 2017 was approximately $1,125.5 million compared to the carrying amount of $1,121.5 million. The fair value of our senior secured term loan facilities at December 31, 2016 was approximately $1,128.6 million compared to the carrying amount of $1,124.4 million.

The fair value of our senior secured A term loans based on recent trading activity, which we determined to be Level 2 inputs, at March 31, 2017 was approximately $637.0 million compared to the carrying amount of $637.8 million. The fair value of our senior secured A term loans at December 31, 2016, was approximately $649.8 million compared to the carrying amount of $650.7 million.

A Level 3 liability of $4.8 million and $4.6 million was recognized as of March 31, 2017 and December 31, 2016, respectively, for contingent consideration related to the acquisition of ClientTell. The liability was measured at fair value using a Monte Carlo simulation approach and was based on estimated revenues and the present value of related payments over the earn-out period.

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

2013 Long-Term Incentive Plan

Prior to the completion of our initial public offering, we adopted the 2013 Long-Term Incentive Plan, which was amended and restated in 2014 (as amended, the “2013 LTIP”). The 2013 LTIP is intended to provide our officers, employees, non-employee directors and consultants with added incentive to remain employed by or perform services for us and align such individuals’ interests with those of our stockholders. Under the terms of the 2013 LTIP, 8,500,000 shares of common stock were made available for stock options, restricted stock or other types of equity awards, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares under the 2013 LTIP is reduced by the aggregate number of shares underlying each award. To the extent that shares subject to an outstanding award granted under the 2013 LTIP are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available under the 2013 LTIP (excluding shares withheld by the Company to pay withholding taxes related to an award under the 2013 LTIP).

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Restricted stock granted under the 2013 LTIP, which is time-vested vests over a period of three or four years (excluding awards to directors which vest over a six to 12 month period), with a ratable portion of the restricted stock award vested on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. Dividends are payable in respect of shares of unvested restricted stock either at the time the dividend is paid to stockholders or upon vesting of the restricted stock in accordance with the terms of the applicable restricted stock award agreement.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the three months ended March 31, 2017.

	Stock or	Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance at January 1, 2017	5,333,520	2,169,305	$27.45
Options exercised	—	(3,800)	22.55
Options canceled or forfeited (2013 LTIP)	7,917	(7,917)	23.38
Options canceled or forfeited (2006 EIP)	—	(23,590)	29.26
Restricted stock granted	(668,769)	—	—
Restricted stock canceled	42,676	—	—
Balance at March 31, 2017	4,715,344	2,133,998	$27.46

At March 31, 2017, we expect that approximately 2.1 million options granted and outstanding have or will vest.

At March 31, 2017, the intrinsic value of options vested and exercisable was approximately $0.3 million. The aggregate intrinsic value of options outstanding at March 31, 2017 was approximately $0.4 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at March 31, 2017 was approximately $0.4 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at March 31, 2017:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $25.36	376,364	6.50	$23.68	269,571	$23.72
25.37 - 28.80	1,252,164	4.59	25.52	1,252,164	25.52
28.81 - 33.52	483,722	4.02	33.45	483,722	33.45
33.53 - 84.80	21,748	2.46	71.16	21,748	71.16
$0.00 - $84.80	2,133,998	4.77	$27.46	2,027,205	$27.66

No stock options have been awarded since April 1, 2014.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During the three months ended March 31, 2017, pursuant to agreements with our non-employee directors who are not affiliated with our former sponsors, we issued 12,419 shares of common stock with an aggregate fair value of approximately $300,000. These shares vest on the one-year anniversary of the date of grant.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2017, we issued 464,320 time-vested restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $11.1 million and will be recognized over the remaining vesting period of approximately 3.9 years as of March 31, 2017. During the three months ended March 31, 2017, 94,917 restricted stock awards and restricted stock units vested. 59,867 of these awards are outstanding after 35,050 were withheld in settlement of related payroll taxes.

During the three months ended March 31, 2017, we issued 192,030 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on March 1, 2017, and ends on February 29, 2020. The fair value of these awards at the date of grant was approximately $5.2 million and will be recognized over the remaining vesting period of approximately 2.9 years as of March 31, 2017.

2013 Employee Stock Purchase Plan

In 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock initially had been authorized and reserved. On January 28, 2016 the Company’s Board of Directors approved an amendment to the ESPP to increase the number of shares available under the ESPP by an additional 1.0 million shares of common stock. The amendment was approved by a vote of the stockholders at our May 17, 2016 annual meeting. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the three months ended March 31, 2017, 60,709 shares were issued under the ESPP. As of March 31, 2017, 1,007,263 shares had been issued under the ESPP since the plan’s inception.

We recognized compensation expense for this plan of $0.4 million in each of the three months ended March 31, 2017 and 2016.

Share-Based Compensation Expense

For the three months ended March 31, 2017 and 2016, share-based compensation expense was $5.4 million and $7.7 million, respectively.

At March 31, 2017 and 2016, there was approximately $0.3 million and $0.8 million, of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 0.7 years as of March 31, 2017.

At March 31, 2017 and 2016, there was approximately $46.3 million and $50.1 million, of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 2.5 years as of March 31, 2017.

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

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2017	2016
Earnings per common share-basic	$0.65	$0.54

Earnings per common share-diluted	$0.63	$0.53

Weighted average number of shares outstanding:
Basic common	83,361	83,149
Dilutive impact of Equity Incentive Plans:
Common shares	1,847	1,466
Diluted common shares	85,208	84,615

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At March 31, 2017 and 2016, 1,884,437 and 2,031,895 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Activity within accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016, was for foreign currency translation of our foreign subsidiaries and the unrealized gain on the interest rate derivatives, which we entered into during the third quarter of 2016. These activities are presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, January 1, 2017	$(87,633)
Foreign currency translation adjustment, net of tax of ($4,227)	6,898
Unrealized gain on interest rate derivatives, net of tax of ($282)	460
BALANCE, March 31, 2017	$(80,275)

Accumulated Other Comprehensive Loss
BALANCE, January 1, 2016	$(72,736)
Foreign currency translation adjustment, net of tax of ($1,769)	3,173
BALANCE, March 31, 2016	$(69,563)

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

Our five operating segments (Unified Communications Services, Safety Services, Interactive Services, Specialized Agent Services and Telecom Services) are aggregated into four reportable segments as follows:

•	Unified Communications Services which includes conferencing and collaboration services, UCaaS solutions and telecom services;
•	Safety Services, including carrier services, next generation 9-1-1, government solutions and advanced services;
•

Interactive Services, including outbound (proactive notification – voice/text/SMS and chat), inbound speech solutions (IVR), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services which includes healthcare advocacy services, cost management services and revenue generation services.

	Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Revenue:
Unified Communications Services	$351,075	$362,713
Safety Services	76,255	71,164
Interactive Services	77,493	71,729
Specialized Agent Services	71,748	68,378
Intersegment eliminations	(4,029)	(3,205)
Total	$572,542	$570,779
Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$18,617	$20,936
Safety Services	10,336	11,206
Interactive Services	9,746	8,975
Specialized Agent Services	7,734	7,378
Total	$46,433	$48,495
Operating Income:
Unified Communications Services	$81,390	$89,068
Safety Services	19,286	8,973
Interactive Services	8,355	5,808
Specialized Agent Services	3,558	4,518
Corporate other—unallocated	(4,366)	557
Total	$108,223	$108,924
Cash Capital Expenditures:
Unified Communications Services	$12,649	$13,033
Safety Services	3,786	10,718
Interactive Services	4,627	3,799
Specialized Agent Services	1,851	2,957
Corporate	3,759	5,850
Total	$26,672	$36,357

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands)	As of March 31, 2017	As of December 31, 2016
Assets:
Unified Communications Services	$1,443,584	$1,459,919
Safety Services	776,099	772,308
Interactive Services	428,419	430,722
Specialized Agent Services	466,833	468,384
Corporate	341,061	309,505
Total	$3,455,996	$3,440,838

For the three months ended March 31, 2017 and 2016, revenues from non-U.S. countries were approximately 19% and 21% of consolidated revenues, respectively. During the three months ended March 31, 2017 and 2016, revenue from the United Kingdom accounted for 11% and 13% of consolidated revenues, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to the legal entity that has the contractual obligation with the customer regardless of the customer’s location or the currency used for billing purposes. Revenue and long-lived assets for each reportable segment by geographical region, is presented below:

Revenue:	For the Three Months Ended March 31, 2017
	Unified			Specialized
	Communication	Safety	Interactive	Agent	Intersegment
(Amounts in thousands)	Services	Services	Services	Services	Eliminations	Total

Americas - United States	$247,671	$74,477	$75,004	$71,748	$(4,029)	$464,871
Europe, Middle East & Africa	68,175	35	480	—	—	68,690
Asia - Pacific	32,877	97	516	—	—	33,490
Americas - Other	2,352	1,646	1,493	—	—	5,491
Total	$351,075	$76,255	$77,493	$71,748	$(4,029)	$572,542

	For the Three Months Ended March 31, 2016
	Unified			Specialized
	Communication	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$247,682	$69,657	$69,918	$68,378	$(3,205)	$452,430
Europe, Middle East & Africa	78,650	23	722	—	—	79,395
Asia - Pacific	34,083	75	498	—	—	34,656
Americas - Other	2,298	1,409	591	—	—	4,298
Total	$362,713	$71,164	$71,729	$68,378	$(3,205)	$570,779

	As of March 31, 2017	As of December 31, 2016
Long-Lived Assets:
Americas - United States	$2,530,142	$2,546,361
Europe, Middle East & Africa	172,969	172,439
Asia Pacific	23,046	18,495
Americas - Other	9,099	9,248
Total	$2,735,256	$2,746,543

The aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately $1.9 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During each of the three months ended March 31, 2017 and 2016, our largest 100 clients accounted for approximately 45% and 43% of our total revenue, respectively. During the three months ended March 31, 2017 and 2016, no client accounted for more than 6% of our aggregate revenue.

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

In connection with the sale of certain of our agent-based businesses to Alorica Inc., we agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets and certain other covenants.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$52,868	$49,019
Cash paid during the period for income taxes, net of refunds of $409 and $2,434	$8,069	$9,245
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued obligations for the purchase of property and equipment	$114	$6,553
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of shares used to satisfy payroll tax obligations on the vesting of restricted stock and stock issued from the deferred compensation plan	$1,091	$173
Accrued dividends	$280	$373

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	SUBSEQUENT EVENTS

Strategic Alternatives

On November 1, 2016, the Company announced the commencement of a process to explore the Company’s range of financial and strategic alternatives, including, but not limited to, the sale or separation of one or more of its operating businesses, or a sale of the Company. On May 9, 2017, West entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mount Olympus Holdings, Inc., a Delaware corporation (“Parent”), Olympus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), and the Company, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of West by Parent at a price of $23.50 per share in cash.  Parent and Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, LLC. Subject to the terms and conditions of the Merger Agreement, Sub will be merged into West (the “Merger”), with West surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by stockholders of the Company who have properly exercised and perfected appraisal rights under Delaware law and (ii) Shares that are held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Parent or any wholly-owned subsidiary of Parent) will be converted into the right to receive $23.50 per Share in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign antitrust approvals, (iii) receipt of approval by the Federal Communications Commission, (iv) receipt of certain required state telecommunications regulatory approvals, (v) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (vi) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

Additional information about the Merger Agreement will be set forth in a Current Report on Form 8-K to be filed with the SEC.

Acquisition

On May 2, 2017, we completed the acquisition of Callpointe, Inc., a provider of automated appointment messaging services for healthcare providers. The acquired business operations will be integrated into West's Interactive Services reporting segment. This acquisition is not expected to have a material impact on West’s 2017 results and was funded by cash on hand.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

Key Drivers Affecting Our Financial Position and Results of Operations

Factors Related to our Indebtedness. On June 17, 2016, we completed a partial refinancing of our outstanding indebtedness through an amendment (“the Seventh Amendment”) to our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) and a private offering of $400 million aggregate principal amount of 4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”). The amendment to our Senior Secured Credit Facilities, among other things, established commitments for a new seven-year senior secured term loan B-12 facility in an aggregate principal amount of $870 million (the “2023 Maturity Term Loans”), a new five-year senior secured term loan A-2 facility in an aggregate principal amount of $650 million (the “2021 Maturity A Term Loans”), and a new five-year senior secured term loan B-14 facility in an aggregate principal amount of $260 million (the “2021 Maturity B Term Loans”). We used the proceeds of the new notes and new facilities, together with cash on hand, to repay $1,678 million of our existing term loan B-10 facility (the “2018 Maturity Term Loans”), $252.6 million on the term A-1 facility (the “2019 Maturity Term Loans”) and all $249.4 million outstanding on the term loan B-11 facility (“B-11 Term Loans”). In addition, the Seventh Amendment provided for an extended senior secured revolving credit facility with a maturity date of June 17, 2021 in an aggregate amount of $300 million.

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

During the three months ended March 31, 2017, we closed one acquisition for an aggregate purchase price of $4.0 million. On March 7, 2017, we completed the acquisition of the cloud collaboration practice and assets from Vocus. Results from this business have been included in our financial statements since the acquisition date.

Overview of 2017 Results

The following overview highlights the areas we believe are important in understanding the results of our operations for the three months ended March 31, 2017. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•	Our revenue increased $1.8 million, or 0.3%, during the three months ended March 31, 2017 compared to revenue during the three months ended March 31, 2016.
•	Our operating income decreased $0.7 million, or 0.6%, during the three months ended March 31, 2017 compared to operating income during the three months ended March 31, 2016.
•

Our cash flows from operating activities were $52.8 million, a decrease of $7.3 million, or 12.1%, during the three months ended March 31, 2017 compared to cash flows from operating activities during the three months ended March 31, 2016. This decrease was primarily due to the timing of payroll dates and interest expense payments.

•	Our earnings per share-diluted was $0.63 during the three months ended March 31, 2017 compared to $0.53 during the three months ended March 31, 2016.
•

On March 7, 2017, we completed the acquisition of the cloud collaboration practice and assets from Vocus. The purchase price was approximately $4.0 million and was funded with cash on hand. This business is included in the Unified Communications Services reportable segment.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue: The tables below summarize the changes in our revenue for the three months ended March 31, 2017 compared to the revenue for the three months ended March 31, 2016.

	Amounts in Millions	Contribution to Growth %
Revenue for the three months ended March 31, 2016	$570.8
Revenue from acquired entities	2.3	0.4%
Estimated impact of foreign currency exchange rates	(4.5)	(0.8)%
Adjusted organic growth	3.9	0.7%
Revenue for the three months ended March 31, 2017	$572.5	0.3%

Total revenue for the three months ended March 31, 2017 increased approximately $1.8 million, or 0.3%, to $572.5 million from $570.8 million for the three months ended March 31, 2016. This increase included revenue of $2.3 million from the acquisitions of Synrevoice, 911 ETC and Vocus. During the three months ended March 31, 2017, we experienced lower revenue from our on-demand automated conferencing services and operator-assisted conferencing products. Conferencing clients also migrated from higher priced solutions, such as operator-assisted calls, to lower priced automated conferencing services and reduced add-on services. Our non-conferencing businesses grew approximately 8.3%, with particularly strong results in our safety services, healthcare advocacy and interactive services businesses.

Foreign currency exchange rates had a negative impact of approximately $4.5 million on our revenue for the three months ended March 31, 2017 when comparing the foreign exchange rates in place during this quarter to those in place during the three months ended March 31, 2016.

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation due to our international operations. It is difficult to predict the future fluctuations of foreign currency exchange rates and how those fluctuations will impact our Condensed Consolidated Statements of Income. Our revenues and expenses from our international operations are generally denominated in local currencies, therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period using constant currency presentation. The constant currency growth rates are calculated by translating the 2017 results at the 2016 average exchange rates. Constant currency growth rates are a non-GAAP measure.

Adjusted organic growth is a non-GAAP measure that excludes revenue from acquired entities and the estimated impact of foreign currency exchange rates. We believe adjusted organic revenue growth provides a useful measure of growth in our ongoing business.

Revenue by reportable segment:

	For the Three Months Ended March 31,
	2017	% of Total Revenue	2016	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$351,075	61.3%	$362,713	63.5%	$(11,638)	(3.2)%
Safety Services	76,255	13.3%	71,164	12.5%	5,091	7.2%
Interactive Services	77,493	13.6%	71,729	12.6%	5,764	8.0%
Specialized Agent Services	71,748	12.5%	68,378	12.0%	3,370	4.9%
Intersegment eliminations	(4,029)	(0.7)%	(3,205)	(0.6)%	(824)	NM
Total	$572,542	100.0%	$570,779	100.0%	$1,763	0.3%

NM—Not Meaningful

During the three months ended March 31, 2017, Unified Communications Services revenue decreased $11.6 million, or 3.2%, to $351.1 million from $362.7 million for the three months ended March 31, 2016. The revenue decrease is primarily due to a decline in Conferencing revenue and the negative impacts of foreign currency exchange rates of approximately $4.5 million, partially offset by growth in the UCaaS and Telecom Services lines of business. The acquisition of Vocus contributed revenue of $0.2 million and is included in the UCaaS line of business.

Conferencing revenue declined primarily due to lower revenue from automated conferencing services, operator-assisted conferencing and web services, partially offset by growth in streaming services. Automated conferencing services, which accounts for just over half of the Unified Communications Services revenue, decreased due to a reduction in average rate per minute of approximately 8.2%, partially offset by a 2.0% growth in the volume of minutes. Average rate per minute for automated conferencing services declined due to price compression, product mix and an increasing shift of minutes to VoIP access, which has a lower price point due to the lower cost to provide VoIP access. Using constant currency foreign exchange rates, our average rate per minute for automated conferencing services declined by approximately 6.7% for the three months ended March 31, 2017. In addition, operator-assisted revenue declined due to clients purchasing fewer call features and migrating operator-assisted calls to lower cost solutions.

During the three months ended March 31, 2017, Safety Services revenue increased $5.1 million, or 7.2%, to $76.3 million from $71.2 million for the three months ended March 31, 2016. The increase was primarily due to sales to customers adopting new technologies and $0.8 million in revenue from the December 2016 acquisition of 911 ETC.

During the three months ended March 31, 2017, Interactive Services revenue increased $5.8 million, or 8.0%, to $77.5 million from $71.7 million for the three months ended March 31, 2016. The March 2016 acquisition of Synrevoice contributed $1.3 million of the increase in revenue. The remaining increase was primarily due to new clients and increased volumes from existing clients, across multiple vertical markets, including commercial and education, partially offset by price compression.

During the three months ended March 31, 2017, Specialized Agent Services revenue increased $3.4 million, or 4.9%, to $71.7 million from $68.4 million for the three months ended March 31, 2016. This increase in revenue was primarily due to high-single-digit revenue growth in our healthcare advocacy services due to increased volume as well as expanded product offerings. Receivables management and revenue generation services had low-single-digit revenue growth.

During the three months ended March 31, 2017, our international revenue was $107.7 million which included $1.1 million from the acquisitions of Synrevoice and Vocus. On a constant currency basis, our international revenue declined 5.2%. Excluding acquisitions, constant currency international revenue declined by 6.1% due primarily to a decline in conferencing minutes and average rate per minute in the EMEA region.

During the three months ended March 31, 2017 and 2016, our largest 100 clients accounted for approximately 45% and 43% of our total revenue, respectively. In each of these periods, no client accounted for more than 6% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense, and other costs directly related to providing services to our clients. Cost of services increased approximately $1.4 million, or 0.6%, in the three months ended March 31, 2017, to $242.4 million, from $241.0 million for the three months ended March 31, 2016. The increase in cost of services during the three months ended March 31, 2017 included $0.8 million from acquisitions completed in 2017 and 2016. The remaining net increase of $0.6 million was primarily driven by revenue mix, partially offset by cost savings initiatives. As a percentage of revenue, cost of services increased to 42.3% for the three months ended March 31, 2017, from 42.2% for the three months ended March 31, 2016. The increase in cost of services as a percentage of revenue is primarily due to lower revenue in Unified Communications Services.

Cost of Services by reportable segment:

	For the Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$167,147	47.6%	$166,196	45.8%	$951	0.6%
Safety Services	25,525	33.5%	27,315	38.4%	(1,790)	(6.6)%
Interactive Services	17,285	22.3%	16,152	22.5%	1,133	7.0%
Specialized Agent Services	35,269	49.2%	33,151	48.5%	2,118	6.4%
Intersegment eliminations	(2,784)	NM	(1,802)	NM	(982)	NM
Total	$242,442	42.3%	$241,012	42.2%	$1,430	0.6%

NM—Not Meaningful

During the three months ended March 31, 2017, Unified Communications Services cost of services increased $1.0 million, or 0.6%, to $167.1 million from $166.2 million for the three months ended March 31, 2016. Using constant currency foreign exchange rates, cost of services for the three months ended March 31, 2017 would have been approximately $2.7 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the three months ended March 31, 2017 increased to 47.6% from 45.8% for the three months ended March 31, 2016. The increase in cost of services as a percentage of revenue was due primarily to product mix and the decline in the average rate per minute for automated conferencing services.

During the three months ended March 31, 2017, Safety Services cost of services decreased $1.8 million or 6.6% to $25.5 million from $27.3 million for the three months ended March 31, 2016. The decrease in cost of services was primarily due to cost savings initiatives and product mix. The decrease in cost of services was partially offset by $0.3 million of cost of services from the acquisition of 911 ETC. As a percentage of revenue, Safety Services cost of services during the three months ended March 31, 2017 decreased to 33.5% from 38.4% for the three months ended March 31, 2016.

During the three months ended March 31, 2017, Interactive Services cost of services increased $1.1 million, or 7.0%, to $17.3 million from $16.2 million for the three months ended March 31, 2016. The increase in cost of services is primarily due to revenue growth, and $0.4 million from the Synrevoice acquisition made in 2016. As a percentage of revenue, Interactive Services cost of services during the three months ended March 31, 2017 decreased to 22.3% from 22.5% for the three months ended March 31, 2016. The decrease in cost of services as a percentage of revenue is due primarily to product mix.

During the three months ended March 31, 2017, Specialized Agent Services cost of services increased $2.1 million, or 6.4%, to $35.3 million from $33.2 million for the three months ended March 31, 2016 primarily due to revenue growth. As a percentage of revenue, Specialized Agent Services cost of services during the three months ended March 31, 2017 increased to 49.2% from 48.5% for the three months ended March 31, 2016 primarily due to higher labor and benefit expenses.

SG&A expenses: SG&A expenses increased by approximately $1.0 million, or 0.5%, to $221.9 million for the three months ended March 31, 2017 from $220.8 million for the three months ended March 31, 2016. The increase in SG&A expenses during the three months ended March 31, 2017 included $2.1 million from acquisitions completed in 2017 and 2016 and a $4.9 million increase in corporate unallocated expenses due to the mark-to-market adjustment for the increase in the value of investments in our non-qualified retirement plans and foreign currency exchange rate losses. These increases in SG&A were partially offset by cost savings initiatives implemented in 2016 and lower amortization of intangible assets. As a percentage of revenue, SG&A expenses increased to 38.8% for the three months ended March 31, 2017 from 38.7% for the three months ended March 31, 2016.

SG&A expenses by reportable segment:

	For the Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$102,538	29.2%	$107,449	29.6%	$(4,911)	(4.6)%
Safety Services	31,444	41.2%	34,876	49.0%	(3,432)	(9.8)%
Interactive Services	51,853	66.9%	49,769	69.4%	2,084	4.2%
Specialized Agent Services	32,921	45.9%	30,709	44.9%	2,212	7.2%
Corporate other - unallocated	4,366	NM	(557)	NM	4,923	NM
Intersegment eliminations	(1,245)	NM	(1,403)	NM	158	NM
Total	$221,877	38.8%	$220,843	38.7%	$1,034	0.5%

NM—Not Meaningful

During the three months ended March 31, 2017, Unified Communications Services SG&A expenses decreased $4.9 million, or 4.6%, to $102.5 million from $107.4 million for the three months ended March 31, 2016. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the three months ended March 31, 2017 would have been approximately $1.5 million higher. The decrease was primarily due to cost savings initiatives implemented in 2016 and lower depreciation and amortization expense. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the three months ended March 31, 2017 decreased to 29.2% compared to 29.6% for the three months ended March 31, 2016.

During the three months ended March 31, 2017, Safety Services SG&A expenses decreased $3.4 million, or 9.8%, to $31.4 million from $34.9 million for the three months ended March 31, 2016. The decrease in SG&A expenses during the three months ended March 31, 2017, was primarily due to lower amortization expense and cost savings initiatives. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the three months ended March 31, 2017 decreased to 41.2% compared to 49.0% for the three months ended March 31, 2016.

During the three months ended March 31, 2017, Interactive Services SG&A expenses increased $2.1 million, or 4.2%, to $51.9 million from $49.8 million for the three months ended March 31, 2016. The increase in SG&A expenses during the three months ended March 31, 2017 included $1.0 million from the Synrevoice acquisition made in 2016. The remaining increase in SG&A expenses was primarily due to increased depreciation expense related to prior year platform and infrastructure investments. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the three months ended March 31, 2017, decreased to 66.9% compared to 69.4% for the three months ended March 31, 2016.

During the three months ended March 31, 2017, Specialized Agent Services SG&A expenses increased $2.2 million, or 7.2%, to $32.9 million from $30.7 million for the three months ended March 31, 2016. This increase in SG&A expense was primarily due to severance expense in our revenue generation services business unit as part of a cost savings initiative. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the three months ended March 31, 2017 increased to 45.9% compared to 44.9% for the three months ended March 31, 2016.

During the three months ended March 31, 2017, Corporate other unallocated SG&A expenses included $1.2 million of unallocated foreign currency losses on third-party transactions denominated in currencies other than the functional currency and $3.3 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. During the three months ended March 31, 2016, there were $0.6 million of unallocated foreign currency gains and mark-to-market losses on investments in our non-qualified retirement plans were not significant. All other corporate expenses are allocated to our four reportable segments.

Operating income: Operating income decreased $0.7 million, or 0.6%, to $108.2 million for the three months ended March 31, 2017 from $108.9 million for the three months ended March 31, 2016. In addition to the $3.3 million negative impact of the mark-to-market adjustment and $1.8 million change in foreign currency losses, operating income declined due to lower operating income in the Unified Communications Services segment resulting from the revenue decline in conferencing, partially offset by strong operating performance in Safety Services and Interactive Services. As a percentage of revenue, operating income decreased to 18.9% for the three months ended March 31, 2017 from 19.1% for the three months ended March 31, 2016.

Operating income by reportable segment:

	For the Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$81,390	23.2%	$89,068	24.6%	$(7,678)	(8.6)%
Safety Services	19,286	25.3%	8,973	12.6%	10,313	114.9%
Interactive Services	8,355	10.8%	5,808	8.1%	2,547	43.9%
Specialized Agent Services	3,558	5.0%	4,518	6.6%	(960)	(21.2)%
Corporate other unallocated	(4,366)	NM	557	NM	(4,923)	NM
Total	$108,223	18.9%	$108,924	19.1%	$(701)	(0.6)%

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

Other expense for the three months ended March 31, 2017 was $32.5 million compared to $39.5 million for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2017 was $35.2 million compared to $38.8 million for the three months ended March 31, 2016. Also included in other income is a $3.3 million gain due to the mark-to-market adjustment on investments in our non-qualified retirement plans, which is offset by a corresponding increase in SG&A expense.

Net Income: Our net income increased $9.5 million for the three months ended March 31, 2017 to $54.1 million from $44.6 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net income includes a provision for income tax expense at an effective rate of approximately 28.5% compared to 35.8% for the three months ended March 31, 2016. The reduction in the effective tax rate was due primarily to several tax settlements impacting the balance in our uncertain tax position liability.

Earnings per common share: Earnings per common share-basic and diluted for the three months ended March 31, 2017 were $0.65 and $0.63, respectively, compared to earnings per common share-basic and diluted for the three months ended March 31, 2016 of $0.54 and $0.53, respectively.

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

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and repay principal on debt.

The following table summarizes our net cash flows by category for the periods presented:

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016	Change	% Change
Net cash flows provided by operating activities	$52,773	$60,052	$(7,279)	(12.1)%
Net cash flows used in investing activities	$(31,306)	$(39,460)	$8,154	(20.7)%
Net cash flows used in financing activities	$(34,381)	$(70,245)	$35,864	(51.1)%

Net cash flows from operating activities decreased $7.3 million, or 12.1%, to $52.8 million for the three months ended March 31, 2017 compared to $60.1 million for the three months ended March 31, 2016. The decrease in net cash flows from operations is primarily due to the timing of payroll dates and interest payments, partially offset by an increase in net income. Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 62 days at March 31, 2017 and at March 31, 2016. An increase or decrease in DSO of approximately one day increases or decreases our net cash flows from operating activities by approximately $6.4 million.

Net cash flows used in investing activities decreased $8.2 million to $31.3 million for the three months ended March 31, 2017 compared to $39.5 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, cash used for capital expenditures, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities and data center consolidations, was $26.7 million compared to $36.4 million for the three months ended March 31, 2016. Net cash flows used for business acquisitions during the three months ended March 31, 2017 was $5.3 million less than the three months ended March 31, 2016. The timing of cash collections on behalf of certain Specialized Agent Services Cost Management clients and the subsequent remittance of cash to those clients resulted in a $6.9 million decrease in other cash flows from investing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net cash flows used in financing activities decreased $35.9 million to $34.4 million for the three months ended March 31, 2017 compared to $70.2 million for the three months ended March 31, 2016. The decrease in cash used for financing activities is due to $15.2 million lower repayments on long-term obligations. Also, in the first quarter last year we used $22.0 million to repurchase one million shares of our common stock. There was no repurchase of shares during the three months ended March 31, 2017.

As of March 31, 2017, the amount of cash and cash equivalents held by our foreign subsidiaries was $96.0 million. We have accrued U.S. taxes on $99.4 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $235.8 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

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
(iii)	4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”); and
(iv)

a revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”).

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facilities

Term Loans

We have three tranches of term loans outstanding under our Senior Secured Credit Facilities: the 2021 Maturity A Term Loans, the 2021 Maturity B Term Loans and the 2023 Maturity Term Loans. As of March 31, 2017, we had outstanding approximately, $637.8 million of 2021 Maturity A Term Loans, $258.1 million of 2021 Maturity B Term Loans and $863.5 million of 2023 Maturity Term Loans.

On each of June 17, 2016 (the "Seventh Amendment Effective Date") and December 19, 2016 (the “Eighth Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into the Seventh Amendment and Eighth Amendment, respectively, in each case, amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among the Company, Wells Fargo, as administrative agent, and the various lenders and other parties party thereto from time to time (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013, Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, the Seventh Amendment and, as further amended by the Eighth Amendment, the “Credit Agreement”).

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

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities, for the three months ended March 31, 2017 was 3.56% compared to 4.11% during the three months ended March 31, 2016. After giving effect to the Seventh Amendment and the Eighth Amendment, interest rates for our term loans were as follows:

•

an interest rate margin applicable to the 2021 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.25%, as of March 31, 2017), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity A Term Loans, and from 0.75% to 1.50% for base rate loans (1.25%, as of March 31, 2017), for an all-in interest rate of 3.23% in effect as of March 31, 2017;

•

an interest rate margin applicable to the 2023 Maturity Term Loans equal to 2.50% for LIBOR rate loans and 1.50% for  base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans, for an all-in interest rate of 3.54% in effect as of March 31, 2017; and

•

an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.50% for LIBOR rate loans, and 1.50% for base rate loans, subject to a 0.0% interest rate floor for both the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and the base rate component of base rate 2021 Maturity B Term Loans, for an all-in interest rate of 3.48% in effect as of March 31, 2017.

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

During the three months ended March 31, 2017, we repaid $8.8 million in voluntary prepayments, which repaid the 2019 Maturity Term Loan in full and $6.9 million of scheduled debt amortization payments on the Senior Secured Credit Facilities.

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

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.75% to 2.50% for LIBOR rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans. As of March 31, 2017, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.35% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at March 31, 2017 and its predecessor senior secured revolving credit facility was undrawn at December 31, 2016. The Senior Secured Revolving Credit Facility and its predecessor senior secured revolving credit facility were undrawn during the three months ended March 31, 2017 and March 31, 2016.

Senior Notes

2021 Senior Secured Notes

On June 17, 2016, we issued $400.0 million 2021 Senior Secured Notes. The 2021 Senior Secured Notes mature on July 15, 2021 and were issued at par. The 2021 Senior Secured Notes are secured, subject to certain exceptions and permitted liens, by a first-priority security interest in substantially all of our and our subsidiary guarantors’ property and assets which constitutes collateral under our Senior Secured Credit Facilities. The 2021 Senior Secured Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

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

Securitization Facility

Under our Securitization Facility, trade receivables originated by certain of our domestic subsidiaries are sold or contributed to West Receivables Holdings LLC. West Receivables Holdings LLC sells or contributes such trade receivables to West Receivables LLC, which sells undivided interests in the purchased or contributed trade receivables for cash to one or more financial institutions. The availability of the funding is subject to the level of eligible receivables after deducting certain concentration limits and reserves. The proceeds of the facility are available for general corporate purposes. The Securitization Facility provides a LIBOR spread on borrowings of 1.35% and for an unused commitment fee of 0.45% at any time the average daily borrowings during the month were less than 25% of the average daily available funding during such month and 0.25% at all other times.

The Securitization Facility has been amended from time to time to add and remove originators, modify eligibility criteria for receivables and clarify the facility’s reporting metrics. In August 2016, we amended the Securitization Facility to remove certain originating subsidiaries and to reduce the maximum amount available under the Securitization Facility from $185.0 million to $160.0 million.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our unaudited condensed consolidated financial statements included elsewhere in this report. At March 31, 2017 and December 31, 2016, $34.0 million was drawn under the Securitization Facility. The highest outstanding balance during the three months ended March 31, 2017 was $34.0 million.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 5.75 to 1.0 at March 31, 2017, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at March 31, 2017. Our ratio of total debt to Consolidated EBITDA (as defined in our Credit Agreement) was 4.45x at March 31, 2017, excluding pro forma cost savings and 4.45x at December 31, 2016. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the Credit Agreement to complete a dividend in excess of the Company’s net income for the three months ended March 31, 2017.

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

2021 Senior Secured Notes and 2022 Senior Notes—The indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at March 31, 2017. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the three months ended March 31, 2017.

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

The following table summarizes our contractual obligations, in thousands, at March 31, 2017:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Asset Securitization Facility, due 2018	$34,000	$—	$34,000	$—	$—
Senior Secured A Term Loans due 2021	637,813	32,500	113,750	491,563	—
Senior Secured B Term Loans due 2021	258,053	2,594	5,187	250,272	—
4 3/4% Senior Secured Notes due 2021	400,000	—	—	400,000	—
5 3/8% Senior Notes due 2022	1,000,000	—	—	—	1,000,000
Senior Secured B Term Loans due 2023	863,486	8,678	17,357	17,357	820,094
Interest payments on fixed rate debt	417,500	72,750	145,500	145,500	53,750
Estimated interest payments on variable rate debt (1)	380,499	69,345	143,335	116,563	51,256
Operating leases	125,851	24,920	37,484	21,545	41,902
Contractual minimums under telephony agreements	57,428	56,865	563	—	—
Purchase obligations (2)	117,126	101,093	9,655	5,601	777
Total contractual cash obligations	$4,291,756	$368,745	$506,831	$1,448,401	$1,967,779

(1)

Interest rate assumptions based on March 31, 2017 LIBOR U.S. dollar swap rate curves for the next five years. Includes agency fees, unused commitment fees and the receipt of $16.4 million of cash settlements from interest rate swap hedges of variable-rate debt.

(2)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At March 31, 2017, we had accrued $28.3 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $26.7 million for the three months ended March 31, 2017 compared to $36.4 million for the three months ended March 31, 2016. We currently estimate our capital expenditures for the remainder of 2017 to be between $73.3 million and $103.3 million, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities and data center consolidations.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2019 and are renewed as required. The outstanding commitment on these obligations at March 31, 2017 was $6.4 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016. There have not been any significant changes with respect to these policies during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of March 31, 2017, we had $1,759.4 million outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 2021 Senior Secured Notes, $1.0 billion outstanding under our 2022 Senior Notes and $34.0 million outstanding under our Securitization Facility.

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

With the hedge program in effect, our fixed-rate debt as a percent of our total debt at March 31, 2017 was 52%, 61% including the 3-month LIBOR swap that will be effective June 30, 2017. As a result of prevailing LIBOR rates, material rate increases on our variable-rate debt are possible, albeit at a less impactful pace as a result of the hedge program.

At March 31, 2017, the 30 and 90 day LIBOR rates were approximately 0.982220% and 1.14678%, respectively. An additional 50 basis point increase to LIBOR rates as of March 31, 2017 would have resulted in a quarterly increase in interest expense on our variable-rate debt of approximately $1.9 million net of the 1-month LIBOR swap, $1.6 million including the 3-month LIBOR swap that will be effective June 30, 2017.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended March 31, 2017, a 10% change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.2%.

For the three months ended March 31, 2017 and 2016, revenues from non-U.S. countries were approximately 19% and 21% of consolidated revenues, respectively. During the three months ended March 31, 2017 and 2016, revenue from the United Kingdom accounted for 11% and 13% of consolidated revenues, respectively. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At both March 31, 2017 and December 31, 2016, long-lived assets from non-U.S. countries were approximately 7%, of consolidated long-lived assets. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses and operating income between periods.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. In February 2017, we implemented a new Procure-to-Pay system in two of our domestic subsidiaries. Various processes and controls were modified due to the new system. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system of process changes will enhance internal control over financial reporting in future periods.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks described under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016. If any of the risks described therein occur, our business, financial condition, liquidity and results of operations could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, 35,050 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long-Term Incentive Plan reserve.

Item 5. Other Information

Strategic Alternatives

On November 1, 2016, the Company announced the commencement of a process to explore the Company’s range of financial and strategic alternatives, including, but not limited to, the sale or separation of one or more of its operating businesses, or a sale of the Company. On May 9, 2017, West entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mount Olympus Holdings, Inc., a Delaware corporation (“Parent”), Olympus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), and the Company, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of West by Parent at a price of $23.50 per share in cash. Parent and Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, LLC. Subject to the terms and conditions of the Merger Agreement, Sub will be merged into West (the “Merger”), with West surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by stockholders of the Company who have properly exercised and perfected appraisal rights under Delaware law and (ii) Shares that are held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Parent or any wholly-owned subsidiary of Parent) will be converted into the right to receive $23.50 per Share in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain required foreign antitrust approvals, (iii) receipt of approval by the Federal Communications Commission, (iv) receipt of certain required state telecommunications regulatory approvals, (v) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (vi) other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

Additional information about the Merger Agreement will be set forth in a Current Report on Form 8-K to be filed with the SEC.

Acquisition

On May 2, 2017, we completed the acquisition of Callpointe, Inc., a provider of automated appointment messaging services for healthcare providers. The acquired business operations will be integrated into West's Interactive Services reporting segment. This acquisition is not expected to have a material impact on West’s 2017 results and was funded by cash on hand.

Item 6. Exhibits

Exhibit Number

3.1	Third Amended and Restated By-Laws of the Company effective February 15, 2017 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K filed February 16, 2017)

4.1

Supplemental Indenture No. 4, dated as of March 27, 2017, among West Corporation, the guarantors named on the signature pages thereto, and the Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.01 to Form 8-K filed March 31, 2017)

10.1

Exhibit A, dated March 13, 2017, to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.01 to Form 8-K filed March 15, 2017)

10.2

Exhibit A, dated March 13, 2017, to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.02 to Form 8-K filed March 15, 2017)

10.3

Exhibit A, dated March 13, 2017, to the Employment Agreement between West Corporation and Jan D. Madsen, dated December 24, 2014 (incorporated by reference to Exhibit 10.03 to Form 8-K filed March 15, 2017)

10.4

Exhibit A, dated March 13, 2017, to the Amended and Restated Employment Agreement between West Telecom Services Holdings, LLC and Ronald Beaumont, dated February 15, 2017 (incorporated by reference to Exhibit 10.04 to Form 8-K filed March 15, 2017)

10.5

Exhibit A, dated March 13, 2017, to the Employment Agreement between InterCall, Inc. and Joseph Etzler, dated January 1, 2009 (incorporated by reference to Exhibit 10.05 to Form 8-K filed March 15, 2017)

10.6	Amendment Number One to the West Corporation Amended and Restated 2013 Long-Term Incentive Plan 2 (incorporated by reference to Exhibit 10.33 to annual report on Form 10-K filed February 16, 2017)

10.7

Amendment Number Four to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 26, 2017 (incorporated by reference to Exhibit 10.50 to annual report on Form 10-K filed February 16, 2017)

10.8

Amended and Restated Employment Agreement between West Telecom Services Holdings, LLC  and Ronald Beaumont dated February 15, 2017 (incorporated by reference to Exhibit 10.58 to annual report on Form 10-K filed February 16, 2017)

15.1	Awareness letter of Independent Registered Public Accounting Firm

31.1	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2017, filed on May 10, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: May 10, 2017

Exhibit Index

Exhibit Number

3.1	Third Amended and Restated By-Laws of the Company effective February 15, 2017 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K filed February 16, 2017)

4.1

Supplemental Indenture No. 4, dated as of March 27, 2017, among West Corporation, the guarantors named on the signature pages thereto, and the Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.01 to Form 8-K filed March 31, 2017)

10.1

Exhibit A, dated March 13, 2017, to the Employment Agreement between West Corporation and Thomas B. Barker, dated December 31, 2008 (incorporated by reference to Exhibit 10.01 to Form 8-K filed March 15, 2017)

10.2

Exhibit A, dated March 13, 2017, to the Employment Agreement between West Corporation and Nancee R. Berger, dated December 31, 2008 (incorporated by reference to Exhibit 10.02 to Form 8-K filed March 15, 2017)

10.3

Exhibit A, dated March 13, 2017, to the Employment Agreement between West Corporation and Jan D. Madsen, dated December 24, 2014 (incorporated by reference to Exhibit 10.03 to Form 8-K filed March 15, 2017)

10.4

Exhibit A, dated March 13, 2017, to the Amended and Restated Employment Agreement between West Telecom Services Holdings, LLC and Ronald Beaumont, dated February 15, 2017 (incorporated by reference to Exhibit 10.04 to Form 8-K filed March 15, 2017)

10.5

Exhibit A, dated March 13, 2017, to the Employment Agreement between InterCall, Inc. and Joseph Etzler, dated January 1, 2009 (incorporated by reference to Exhibit 10.05 to Form 8-K filed March 15, 2017)

10.6	Amendment Number One to the West Corporation Amended and Restated 2013 Long-Term Incentive Plan 2 (incorporated by reference to Exhibit 10.33 to annual report on Form 10-K filed February 16, 2017)

10.7

Amendment Number Four to the West Corporation Nonqualified Deferred Compensation Plan dated as of January 26, 2017 (incorporated by reference to Exhibit 10.50 to annual report on Form 10-K filed February 16, 2017)

10.8

Amended and Restated Employment Agreement between West Telecom Services Holdings, LLC  and Ronald Beaumont dated February 15, 2017 (incorporated by reference to Exhibit 10.58 to annual report on Form 10-K filed February 16, 2017)

15.1	Awareness letter of Independent Registered Public Accounting Firm

31.1	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended March 31, 2017, filed on May 10, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements