Form 10-Q
period 2017-06-30
WEST CORP
filed 2017-08-03
CIK 1024657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 31, 2017, 83,660,586 shares of the registrant’s common stock were outstanding.

In this report, “West,” the “Company,” “we,” “us” and “our” refers to West Corporation and subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Corporation and subsidiaries

Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of West Corporation and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and of cash flows and stockholders’ deficit, for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
August 3, 2017

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE	$574,393	$582,397	$1,146,935	$1,153,176
COST OF SERVICES	245,341	249,426	487,783	490,438
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	226,450	209,870	448,327	430,713
OPERATING INCOME	102,602	123,101	210,825	232,025
OTHER INCOME (EXPENSE):
Interest expense, net of interest income of $224, $20, $253 and $290	(36,231)	(37,712)	(71,423)	(76,195)
Accelerated amortization of deferred financing costs	—	(35,235)	(24)	(35,235)
Other, net	1,045	1,214	3,715	174
Other expense	(35,186)	(71,733)	(67,732)	(111,256)
INCOME BEFORE INCOME TAX EXPENSE	67,416	51,368	143,093	120,769
INCOME TAX EXPENSE	22,652	18,389	44,233	43,235
NET INCOME	$44,764	$32,979	$98,860	$77,534

EARNINGS PER COMMON SHARE—BASIC	$0.54	$0.40	$1.18	$0.94
EARNINGS PER COMMON SHARE—DILUTED	$0.52	$0.39	$1.16	$0.92

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic Common	83,556	82,598	83,459	82,874
Diluted Common	85,527	84,281	85,369	84,425

DIVIDENDS DECLARED:
Dividends declared per share	$—	$0.225	$0.225	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$44,764	$32,979	$98,860	$77,534
Foreign currency translation adjustments, net of tax of ($9,003), $4,779, ($13,230) and $3,010	14,689	(8,571)	21,587	(5,398)
Unrealized loss on interest rate derivatives, net of tax of $1,145, $0, $863 and $0	(1,868)	—	(1,408)	—
Comprehensive income	$57,585	$24,408	$119,039	$72,136

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,835	$183,059
Trust and restricted cash	17,414	20,141
Accounts receivable, net of allowance of $7,727 and $6,738	399,998	369,068
Income taxes receivable	—	4,366
Prepaid assets	53,395	40,886
Deferred expenses	41,022	44,886
Other current assets	29,267	31,889
Total current assets	732,931	694,295
PROPERTY AND EQUIPMENT:
Property and equipment	1,131,873	1,088,205
Accumulated depreciation and amortization	(805,200)	(755,754)
Total property and equipment, net	326,673	332,451
GOODWILL	1,947,832	1,916,192
INTANGIBLE ASSETS, net of accumulated amortization of $681,233 and $651,180	300,991	315,474
OTHER ASSETS	172,518	182,426
TOTAL ASSETS	$3,480,945	$3,440,838
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,730	$78,881
Deferred revenue	133,087	151,148
Accrued expenses	233,789	224,871
Current maturities of long-term debt	47,834	39,709
Total current liabilities	484,440	494,609
LONG-TERM OBLIGATIONS, less current maturities	3,064,850	3,129,963
DEFERRED INCOME TAXES	103,059	88,864
OTHER LONG-TERM LIABILITIES	153,099	169,251
Total liabilities	3,805,448	3,882,687
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, 475,000 shares authorized, 86,662 and 86,357 shares issued and 83,570 and 83,265 shares outstanding	87	86
Additional paid-in capital	2,240,801	2,223,379
Retained deficit	(2,410,711)	(2,490,455)
Accumulated other comprehensive loss	(67,454)	(87,633)
Treasury stock at cost (3,092 shares)	(87,226)	(87,226)
Total stockholders’ deficit	(324,503)	(441,849)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,480,945	$3,440,838

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$98,860	$77,534
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	57,217	57,458
Amortization	35,599	39,944
Provision for share-based compensation	11,532	13,841
Deferred income tax expense (benefit)	8,010	(3,755)
Amortization of deferred financing costs	3,751	44,053
Increase in acquisition contingent consideration	645	644
(Gain) loss on sale of property and equipment	135	(12,607)
Changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	(34,560)	(13,957)
Other assets	(3,751)	6,852
Accounts payable	(4,270)	(10,830)
Accrued wages and benefits	(928)	4,168
Accrued interest	(1,706)	(8,420)
Other liabilities and income tax payable	(10,488)	2,560
Net cash flows provided by operating activities	160,046	197,485
CASH FLOWS USED IN INVESTING ACTIVITIES:
Business acquisitions	(29,882)	(9,745)
Purchases of property and equipment	(53,248)	(73,864)
Proceeds from the sale of property and equipment	409	38,368
Other	2,728	2,657
Net cash flows used in investing activities	(79,993)	(42,584)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments on notes and term loan facilities	(26,638)	(2,286,906)
Proceeds from term loan facilities	—	1,780,000
Proceeds from issuance of notes	—	400,000
Proceeds from issuance of long-term revolving credit obligations	34,000	85,000
Payments on long-term revolving credit obligations	(68,000)	(10,000)
Debt issuance costs	(102)	(25,273)
Proceeds from stock options and ESPP shares	2,847	3,927
Dividends paid	(18,754)	(37,333)
Repurchase of common stock	—	(21,961)
Net cash flows used in financing activities	(76,647)	(112,546)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	5,370	(1,278)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,776	41,077
CASH AND CASH EQUIVALENTS, Beginning of period	183,059	182,338
CASH AND CASH EQUIVALENTS, End of period	$191,835	$223,415

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

WEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Deficit
BALANCE, January 1, 2017	83,264,912	$86	$2,223,379	$(2,490,455)	$(87,633)	$(87,226)	$(441,849)
Cumulative effect of adoption of ASC 2016-09			103	(103)			—
Net income				98,860			98,860
Dividends declared (cash dividend of $0.225 per share)				(19,013)			(19,013)
Foreign currency translation adjustment, net					21,587		21,587
Unrealized loss on interest rate derivatives, net					(1,408)		(1,408)
Executive Deferred Compensation Plan activity	33,869		3,241				3,241
Shares issued from the Employee Stock Purchase Plan	173,249	1	3,614				3,615
Stock options exercised	20,549		510				510
Issuance of shares (vesting of restricted shares and Director awards)	77,852		(870)				(870)
Share-based compensation			10,824				10,824
BALANCE, June 30, 2017	83,570,431	$87	$2,240,801	$(2,410,711)	$(67,454)	$(87,226)	$(324,503)

BALANCE, January 1, 2016	83,366,888	$85	$2,193,193	$(2,607,415)	$(72,736)	$(65,265)	$(552,138)
Net income				77,534			77,534
Dividends declared (cash dividend of $0.45 per share)				(38,187)			(38,187)
Foreign currency translation adjustment, net					(5,398)		(5,398)
Purchase of stock at cost	(1,000,000)					(21,961)	(21,961)
Executive Deferred Compensation Plan activity	12,964		1,522				1,522
Shares issued from the Employee Stock Purchase Plan	182,285	1	3,459				3,460
Stock options exercised including related tax benefits	29,475		649				649
Issuance of shares (vesting of restricted shares and Director awards)	23,975		(63)				(63)
Share-based compensation			12,150				12,150
BALANCE, June 30, 2016	82,615,587	$86	$2,210,910	$(2,568,068)	$(78,134)	$(87,226)	$(522,432)

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

Pending Merger

On May 9, 2017, West entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mount Olympus Holdings, Inc., a Delaware corporation (“Parent”), Olympus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), and the Company, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of West by Parent at a price of $23.50 per share in cash (the “Merger Consideration”). Parent and Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, LLC. Subject to the terms and conditions of the Merger Agreement, Sub will be merged into West (the “Merger”), with West surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company (a “Share”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by stockholders of the Company who have properly exercised and perfected appraisal rights under Delaware law and (ii) Shares that are held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Parent or any wholly-owned subsidiary of Parent) will be converted into the right to receive $23.50 per Share in cash, without interest, subject to any applicable withholding-taxes.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain required foreign antitrust approvals, (iii) receipt of approval by the Federal Communications Commission, (iv) receipt of certain required state telecommunications regulatory approvals, (v) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (vi) other customary closing conditions. The consummation of the Merger is not subject to a financing condition. Early termination of the waiting period under the HSR Act was granted on June 6, 2017 and the required foreign antitrust approvals were obtained in July 2017. The Company received approval from the Federal Communications Commission in July 2017. On July 26, 2017, the Company’s stockholders approved the Merger. The Merger remains subject to the closing conditions described above (to the extent not already satisfied) and is expected to close during the second half of 2017.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

• Safety Services. We provide technology solutions for wireline and wireless carriers; satellite, telematics and cable operators; Voice over Internet Protocol (“VoIP”) service providers; alarm/security companies; as well as public safety organizations, government agencies and enterprises. West services the entire public and personal safety ecosystem with reliable networks and a deep understanding of safety needs. We continue to innovate and develop next generation industry solutions that match new technologies. We connect people to first responders—firefighters, law enforcement, ambulance services, and the telecommunicators answering calls in public safety answering points. Our seamless, reliable, and fault tolerant infrastructure along with our data management experience and expertise are the underpinning for individuals’ requests for assistance that require the ability to be located, and have calls routed and delivered to the correct public safety agency. We provide 9-1-1 call routing, call location creation and delivery, and call delivery and accuracy compliance tools to the majority of U.S.-based telecommunications service providers including all major Incumbent Local Exchange Carriers (“ILECs”), most Competitive Local Exchange Carriers (“CLECs”), as well as wireless carriers, VoIP service providers and telematics providers. We believe we are the leading database management provider in the industry, managing over 223 million ILEC, CLEC and VoIP records. We continue to develop and support new technologies for existing providers as well as support new entrants such as Over the Top ("OTT") providers.

• Interactive Services. We design, integrate, deliver, manage and optimize applications, services, platforms and networks that aim to create a better customer experience, strengthen customer engagement and drive efficiencies for our clients. We specialize in cloud-based communication solutions that drive a smart, personalized and convenient customer experience, including interactive voice response (“IVR”) self-service, outbound proactive notifications and mobility, cloud contact center technologies, web, mobile application development and comprehensive professional services. Our applied technology uses an omni-channel approach that brings together multiple channels, including voice, text, email, push notification, fax, video, web, social media and cloud contact center technologies to create a connected customer, parent and/or patient experience. In most cases, our technology directly interfaces with our clients' internal systems, including customer relationship management ("CRM"), private branch exchange (“PBX”) and enterprise reporting platforms. Our systems and platforms receive or deliver tens of millions of multichannel messages on behalf of our clients every day.

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
•

Interactive Services, including outbound (proactive notification – voice/text/short message service (“SMS”) and chat), inbound speech solutions ("IVR"), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services, including healthcare advocacy services, cost management services and revenue generation services.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of West and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our results for the three and six months ended June 30, 2017 are not necessarily indicative of what our results will be for other interim periods or for the full fiscal year.

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

Income Tax—For the three and six months ended June 30, 2017, income tax expense was $22.7 million and $44.2 million, respectively, and the effective income tax rate was 33.6% and 30.9%, respectively. For the three and six months ended June 30, 2016, income tax expense was $18.4 million and $43.2 million, respectively, and the effective income tax rate was 35.8% for both periods. The reduction in the effective tax rate was due primarily to several tax settlements. These settlements decreased our liability for uncertain tax positions by $15.7 million during the first quarter of 2017.

Dividend—On May 9, 2017, we announced the payment of future dividends had been suspended. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. We funded the dividends paid in 2016 and the first three months of 2017 with cash generated by our operations. On March 2, 2017, we paid a $0.225 per common share quarterly dividend. The total dividend paid was approximately $18.8 million to stockholders of record as of the close of business on February 21, 2017.

Share Repurchase—Under a share repurchase program approved by the Company’s Board of Directors during the first quarter of 2016 authorizing the repurchase of up to an aggregate of $75 million of outstanding common stock, the Company purchased 1,000,000 shares of common stock through the open market during the first quarter of 2016 for an aggregate purchase price of approximately $22.0 million, which was funded with cash on hand. There were no shares repurchased during the second quarter of 2016 or the first and second quarters of 2017.

Assets Held for Sale—On June 21, 2016, we completed the sale of land, buildings and improvements which were previously classified as held for sale. Proceeds from the sale were $38.8 million, excluding related expenses. In connection with this sale, we realized a pre-tax gain of approximately $19.0 million. We also entered into a 12-year leaseback agreement for one of the buildings. This lease is classified as an operating lease and the related $6.1 million gain, included in the $19.0 million realized gain is being deferred and recognized over the lease term.

Recently Implemented Accounting Pronouncements—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our consolidated cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. Under the new guidance, we elected to change our forfeiture policy to recognize forfeitures of awards as they occur beginning January 1, 2017. The change in forfeiture policy was adopted using a modified-retrospective transition method. We recorded a cumulative-effect adjustment which increased our retained deficit by $0.1 million upon transition on January 1, 2017. We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. For the six months ended June 30, 2016, excess tax benefits on stock options recognized in additional paid-in capital was $0.3 million. This is included in the “Proceeds from stock options and Employee Stock Purchase Plan (“ESPP”) shares” line in the condensed consolidated statement of cash flows. The impact of this standard on our consolidated financial statements at the time of implementation was not material, however, the impact on our provision for income taxes in future periods will be dependent on the market price of our common stock on vesting dates of restricted stock awards compared to the fair value of those awards when they were granted.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230). The standard requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendment is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. Based on our preliminary assessment, we do not believe there will be a material impact to our consolidated statement of cash flows upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Based on our preliminary assessment, we do not believe there will be a material impact to our consolidated statement of cash flows upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in this update will require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented at the net amount expected to be collected. This amendment is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Adoption of this update is required through a cumulative-effect adjustment to retained deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of assessing the impact of this standard on its financial statements.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a Company expects to be entitled in exchange for those goods or services. The new standard also requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt ASU 2014-09 on January 1, 2018. The new standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We will likely adopt this accounting standard on a cumulative-effect method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Based on our preliminary assessment, we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of this standard and our preliminary assessments are subject to change. Our implementation efforts are progressing as planned.

2.	ACQUISITIONS

Callpointe

On May 2, 2017, we completed the acquisition of Callpointe.com, Inc. (“Callpointe”), a provider of custom patient communication services to the healthcare industry. The purchase price was approximately $25.9 million in cash, net of cash acquired, and assumed liabilities. The acquisition was funded with cash on hand. This business is included in the Interactive Services reportable segment.

In the preliminary purchase price allocation, approximately $17.1 million was allocated to goodwill, which is not deductible for income tax purposes, and $12.7 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of Callpointe were the expansion of our interactive services further into the healthcare market, Callpointe’s complementary customer base and anticipated synergies which are expected to result in cost savings.

Vocus

On March 7, 2017, we completed the acquisition of the cloud collaboration practice and assets from Vocus Group (“Vocus”) in Australia for approximately $4.0 million in cash. The acquisition was funded with cash on hand. This business is included in the Unified Communications Services reportable segment.

In the preliminary purchase price allocation, approximately $1.2 million was allocated to goodwill, which is not deductible for tax purposes, and $0.7 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill were the expansion of our position and capabilities throughout the Asia-Pacific region and the anticipated synergies which are expected to result in an enhanced global support and cost structure.

911 ETC

On December 9, 2016, we completed the acquisition of 911 ETC, Inc. (“911 ETC”). 911 ETC is a leading provider of E911 solutions to the enterprise market space across the United States. The purchase price was approximately $10.2 million in cash, net of cash acquired, plus assumed liabilities. The acquisition was funded with cash on hand. This business is included in the Safety Services reportable segment.

In the preliminary purchase price allocation, approximately $5.0 million was allocated to goodwill, which is not deductible for income tax purposes, and $6.5 million was allocated to other intangible assets. The primary factors that contributed to a purchase price resulting in the recognition of goodwill for the acquisition of 911 ETC were the expansion of our safety services further into the enterprise business space, their complementary customer base and anticipated synergies which are expected to result in cost savings.

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

The following table summarizes the preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed for Callpointe, Vocus and 911 ETC and the final acquisition date fair value of assets acquired and liabilities assumed for Synrevoice.

(Amounts in thousands)	Callpointe	Vocus	911 ETC	Synrevoice
Working Capital	$668	$(177)	$743	$(1,967)
Property and equipment	275	2,272	135	21
Other assets, net	—	32	—	—
Intangible assets	12,690	685	6,484	6,455
Goodwill	17,109	1,206	5,004	4,720
Total assets acquired	30,742	4,018	12,366	9,229
Long-term liabilities	4,834	23	2,191	—
Total liabilities assumed	4,834	23	2,191	—
Net assets acquired	$25,908	$3,995	$10,175	$9,229

Acquisition costs incurred for prospective and completed acquisitions for the three months ended June 30, 2017 and 2016 were $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2017 and 2016, these acquisition costs were $2.8 million and $2.5 million, respectively. These acquisition costs, which are included in selling, general and administrative expenses, exclude $4.4 million of acquisition costs recognized by West related to the pending acquisition of West Corporation by certain funds managed by affiliates of Apollo Global Management, LLC.

The excess of the acquisition costs over the fair value of the assets acquired and liabilities assumed for the Callpointe, Vocus and 911 ETC purchases were assigned to goodwill based on preliminary estimates. We are in the process of completing the acquisition accounting for certain intangible assets and liabilities. The process of completing the acquisition accounting involves numerous time consuming steps for information gathering, verification and review. We expect to finalize this process within twelve months following the respective acquisition dates.

Pro forma

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Callpointe, Vocus, 911 ETC and Synrevoice occurred as of the beginning of the year prior to acquisition. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, finance and acquisition costs as well as related income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Revenue	$575,125	$585,965	$1,150,114	$1,161,337
Net income	$45,099	$32,558	$99,320	$76,469
Income per common share—basic	$0.54	$0.39	$1.19	$0.92
Income per common share—diluted	$0.53	$0.39	$1.16	$0.91

The pro forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of operations.

Our acquisitions completed in 2017 and 2016 were included in the consolidated results of operations from their respective dates of acquisition and included revenue of $5.1 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $7.4 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. The impact of these acquisitions to net income for the three and six months ended June 30, 2017 and 2016 was not material.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2016 and the six months ended June 30, 2017:

(Amounts in thousands)	Unified Communications Services	Safety Services	Interactive Services	Specialized Agent Services	Total
Balance at January 1, 2016	$873,782	$508,679	$244,879	$288,350	$1,915,690
Acquisitions	—	5,277	4,907	—	10,184
Acquisition accounting adjustments	515	—	(13)	—	502
Foreign currency translation adjustments	(10,317)	—	133	—	(10,184)
Balance at December 31, 2016	863,980	513,956	249,906	288,350	1,916,192
Acquisitions	1,207	—	17,109	—	18,316
Acquisition accounting adjustments	—	(273)	(173)	—	(446)
Foreign currency translation adjustments	13,085	—	685	—	13,770
Balance at June 30, 2017	$878,272	$513,683	$267,527	$288,350	$1,947,832

Other intangible assets

Below is a summary of the major intangible assets for each identifiable intangible asset:

	As of June 30, 2017
(Amounts in thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$670,154	$(501,230)	$168,924
Technology & Patents	185,214	(118,485)	66,729
Trade names and trademarks	103,725	(41,158)	62,567
Other intangible assets	23,131	(20,360)	2,771
Total	$982,224	$(681,233)	$300,991

	As of December 31, 2016
(Amounts in thousands)	Acquired Cost	Accumulated Amortization	Net Intangible Assets
Client Relationships	$659,877	$(482,037)	$177,840
Technology & Patents	181,299	(113,011)	68,288
Trade names and trademarks	103,391	(37,331)	66,060
Other intangible assets	22,087	(18,801)	3,286
Total	$966,654	$(651,180)	$315,474

Amortization expense for finite-lived intangible assets was $14.5 million and $16.9 million for the three months ended June 30, 2017 and 2016, respectively, and $28.7 million and $33.3 million for the six months ended June 30, 2017 and 2016, respectively. Estimated amortization expense for the intangible assets noted above for 2017 and the next five years is as follows:

2017	$ 58.3 million
2018	$ 52.3 million
2019	$ 45.5 million
2020	$ 38.5 million
2021	$ 30.2 million
2022	$ 24.3 million

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition of Callpointe on May 2, 2017 included other intangible assets consisting of customer relationships ($9.0 million, with a 15-year amortization period), technology ($2.6 million, with a 3-year amortization period), non-compete agreements ($0.9 million, with a 5-year amortization period) and trademarks ($0.2 million, with a 2-year amortization period). The March 7, 2017 acquisition of the cloud collaboration practice and assets from Vocus included intangible assets consisting of technology ($0.6 million, with a 4-year amortization period) and non-compete agreements ($0.1 million, with a 3-year amortization period).

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	June 30,	December 31,
(Amounts in thousands)	2017	2016
Accrued wages	$65,423	$65,695
Accrued phone	43,919	39,537
Interest payable	33,918	35,702
Accrued other taxes (non-income related)	24,978	35,794
Other current liabilities	24,496	21,241
Income taxes payable	8,548	—
Customer credits	7,836	5,437
Accrued professional fees	6,474	5,436
Accrued employee benefit costs	4,578	5,839
Acquisition obligation for a net operating loss carryforward claim	3,573	3,573
Accrued lease expense	3,233	3,026
Outside commissions	2,967	2,922
Accrued licensing costs	1,982	669
Acquisition contingent consideration	1,864	—
Total	$233,789	$224,871

5.	LONG-TERM OBLIGATIONS

Long-term obligations are carried at amortized cost. Long-term obligations consisted of the following as of:

	June 30,	December 31,
(Amounts in thousands)	2017	2016
Accounts Receivable Securitization Facility	$—	$34,000
Senior Secured Term Loans due 2019 (paid in 2017)	—	8,814
Senior Secured A Term Loans due 2021	629,688	641,875
Senior Secured B Term Loans due 2021	257,405	258,702
4 3/4% Senior Secured Notes due 2021	400,000	400,000
5 3/8% Senior Notes due 2022	1,000,000	1,000,000
Senior Secured B Term Loans due 2023	861,316	865,655
Unamortized value of debt issuance costs	(35,725)	(39,374)
Net carrying value	3,112,684	3,169,672
Less: current maturities	(47,834)	(39,709)
Long-term obligations, net of debt issuance costs	$3,064,850	$3,129,963

During the six months ended June 30, 2017, in addition to scheduled amortization payments of $17.8 million, we made $8.8 million in voluntary prepayments which repaid the 2019 maturity term loans under our senior secured term loan facility in full.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At December 31, 2016, the principal balance outstanding on the revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”) was $34.0 million. At June 30, 2017, the Securitization Facility was undrawn. The highest outstanding balance during the six months ended June 30, 2017 and year ended December 31, 2016 was $34.0 million and $75.0 million, respectively. On July 31, 2017, we terminated the Securitization Facility.

At June 30, 2017, we were in compliance with our financial debt covenants.

6.	HEDGING ACTIVITIES

We are exposed to market risk from adverse changes in interest rates. Derivatives are used as part of our strategy to manage this risk. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

On July 26, 2016, we entered into four interest rate swaps, two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps were effective as of June 30, 2017, with 1% amortization per year and a 75 basis points LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.

The Company has elected to apply hedge accounting and has designated these interest rate swaps as cash flow hedges of interest payments on a portion of our variable rate term loan debt maturing in 2021 or later. The initial and periodic assessments of hedge effectiveness were performed using regression analysis.

Hedge ineffectiveness for cash flow hedges may impact net earnings when a change in the value of a hedge does not entirely offset the change in the value of the underlying hedged item. We do not exclude any component of the hedged instrument's gain or loss when assessing ineffectiveness. There was no ineffectiveness gain or loss recognized during the three months ended June 30, 2017.  Ineffectiveness losses of approximately $0.1 million were recognized during the six months ended June 30, 2017 and are recorded as an increase to interest expense. The ineffectiveness is due to a LIBOR rate floor that is included in the hedged debt but not in the related 1-month LIBOR swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and will be reclassified into earnings, as interest expense, when interest payments are made on the related debt. The pre-tax unrealized gain associated with our interest rate swaps, which is deferred in accumulated other comprehensive loss at June 30, 2017 was $10.8 million ($6.7 million after taxes) and at December 31, 2016 was $13.0 million ($8.1 million after taxes). During the next 12 months, the Company estimates that an additional $0.8 million will be reclassified as a decrease to interest expense.

As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Value in Thousands
Interest Rate Swaps	Four	$550,000

At June 30, 2017, the Company had 1-month and 3-month LIBOR-based debt in excess of the hedged notional value. The fixed interest rates on the 1-month and 3-month interest rate swaps range from 0.99530% to 1.50200%.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

All derivative instruments are recognized in the Condensed Consolidated Balance Sheets at fair value (refer to Note 7 for additional information related to fair value measurement). The following table presents, in thousands, our derivative financial instruments as well as their classification in the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016.

	Derivative Assets / (Liabilities)
		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Other current assets	$1,014	$—
Interest rate swaps	Other long-term assets	11,003	14,528
Interest rate swaps	Accrued expenses	(193)	(356)
Total derivatives designated as hedging instruments		$11,824	$14,172

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2017 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(3,004)	Interest Expense	$8	Other	$15

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2017 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$2,412	Interest Expense	$(141)	Other	$77

The Company held no derivative financial instrument during the first six months of 2016.

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

• Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities,

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

The carrying amount of the trading securities of $69.7 million and $63.5 million at June 30, 2017 and December 31, 2016, respectively, were equal to the quoted prices in active markets for identical assets.

Derivatives. Our derivative instruments consist of interest rate swap assets of $12.0 million and interest rate swap liabilities of $0.2 million as of June 30, 2017 and interest rate swap assets of $14.5 million and interest rate swap liabilities of $0.3 million as of December 31, 2016 (see Note 6). The fair value of these Level 2 derivative instruments was determined using readily available market observable inputs such as interest rate curves, discount factors and implied volatilities.

Long-term Debt (including current installments). The fair value of our 2021 Senior Secured Notes, based on market quotes, which we determined to be Level 2 inputs, at June 30, 2017 and December 31, 2016 was approximately $408.0 million and $411.5 million, respectively, compared to the carrying amount of $400.0 million for both dates. The fair value of our 2022 Senior Notes, based on market quotes, which we determined to be Level 2 inputs, at June 30, 2017 and December 31, 2016 was approximately $1,010.0 million and $967.5 million, respectively, compared to the carrying amount of $1.0 billion for both dates.

The fair value of our senior secured term loan facilities was estimated using current market quotes on comparable debt securities from various financial institutions. All of the inputs used to determine the fair market value of our senior secured term loan facilities are Level 2 inputs and obtained from an independent source. The fair value of our senior secured term loan facilities at June 30, 2017 was approximately $1,120.1 million compared to the carrying amount of $1,118.7 million. The fair value of our senior secured term loan facilities at December 31, 2016 was approximately $1,128.6 million compared to the carrying amount of $1,124.4 million.

The fair value of our senior secured A term loans based on recent trading activity, which we determined to be Level 2 inputs, at June 30, 2017 was approximately $628.9 million compared to the carrying amount of $629.7 million. The fair value of our senior secured A term loans at December 31, 2016 was approximately $649.8 million compared to the carrying amount of $650.7 million.

Other. A Level 3 liability of $5.3 million and $4.6 million was recognized as of June 30, 2017 and December 31, 2016, respectively, for contingent consideration related to the acquisition of ClientTell. The liability was measured at fair value using a Monte Carlo simulation approach and was based on estimated revenues and the present value of related payments over the earn-out period.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCK-BASED COMPENSATION

Pending Merger Treatment of Outstanding Equity Awards

The Merger Agreement provides that, with respect to all outstanding options, stock unit awards and restricted stock awards under the Company’s equity plans, as a result of the Merger:

• each option will be fully vested and cancelled, and each holder of a cancelled Company option will receive a payment in cash equal to the product of (i) the total number of Shares subject to the cancelled Company option and (ii) the excess, if any, of (A) the Merger Consideration over (B) the exercise price per Share subject to the cancelled Company option, without interest, less any required tax withholding (provided, however, that any Company option with respect to which the exercise price per share is equal to or greater than the Merger Consideration will be cancelled in exchange for no consideration); and

• each stock unit and restricted stock award (other than notional shares credited under the West Corporation Nonqualified Deferred Compensation Plan) will be converted into the right to receive a payment in cash equal to the sum of (i) the Merger Consideration multiplied by the number of Shares subject to each such award and (ii) the dividend equivalents accrued on such award prior to the closing date, and to the extent required by an existing award agreement such cash amount will be held in escrow and become vested and payable in accordance with the terms of the awards on the vesting schedule set forth in the awards.

For any stock unit awards that are subject to performance-based vesting conditions, the Merger Agreement provides that the number of Shares subject to such awards that are earned based on performance will be determined as of the closing date in accordance with the terms of the applicable award agreements, which the Company may amend between signing and closing to provide that, for all relevant periods, the performance goals will be deemed to have been satisfied at 100% of the target level.

Any notional shares accrued under the West Corporation Nonqualified Deferred Compensation Plan will be valued based on the Merger Consideration and will be notionally reinvested in one or more other “measurement funds” (as defined under the West Corporation Nonqualified Deferred Compensation Plan) as determined by the Company prior to the effective time of the Merger until such accounts are distributed to participants in connection with the termination and pay-out of the Company’s existing account balance deferred compensation plans on the later to occur of (i) December 31, 2017 and (ii) the closing date, in accordance with the terms of such plan and applicable law or such other date as may be established by the Company in accordance with such plan and applicable law.

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock options granted under the 2013 LTIP vest over a period of four years, with 25% of the stock option becoming exercisable on each of the first through fourth anniversaries of the grant date. Once an option has vested, it generally remains exercisable until the tenth anniversary of the grant date so long as the participant continues to provide services to the Company. Restricted stock and restricted stock units granted under the 2013 LTIP, which are time-vested vest over a period of three or four years (excluding awards to directors which vest over a six to 12 month period), with a ratable portion of the restricted stock or restricted stock unit award vested on each anniversary of the grant date until fully vested, unless earlier forfeited as a result of termination of service to the Company prior to the applicable vesting date. Performance-based restricted stock and restricted stock units granted under the 2013 LTIP vest over a performance period of three or four years. Accrued dividends are payable in respect of shares of unvested restricted stock and unvested restricted stock units upon vesting of the restricted stock and restricted stock units in accordance with the terms of the applicable award agreement.

2006 Executive Incentive Plan and 2013 Long-Term Incentive Plan – Stock Options

The following table presents the stock or stock option activity under the 2006 EIP and 2013 LTIP for the six months ended June 30, 2017:

	Stock or	Options Outstanding
	Options		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance at January 1, 2017	5,333,520	2,169,305	$27.45
Options exercised	—	(20,549)	24.79
Options canceled or forfeited (2013 LTIP)	16,088	(16,088)	23.40
Options canceled or forfeited (2006 EIP)	—	(159,214)	30.84
Restricted stock granted	(679,594)	—	—
Restricted stock canceled	66,265	—	—
Balance at June 30, 2017	4,736,279	1,973,454	$27.24

At June 30, 2017, we expect that approximately 2.0 million options granted and outstanding have or will vest.

At June 30, 2017, the intrinsic value of options vested and exercisable was approximately $0.1 million. The aggregate intrinsic value of options outstanding at June 30, 2017 was approximately $0.2 million. The aggregate intrinsic value of options outstanding, vested and expected to vest at June 30, 2017 was approximately $0.2 million.

The following table presents information regarding the options granted under the 2006 EIP and 2013 LTIP at June 30, 2017:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $23.50	153,066	5.94	$22.12	114,252	$22.12
23.51 - 28.80	1,397,574	4.81	25.41	1,355,122	25.44
28.81 - 33.52	403,566	4.48	33.43	403,566	33.43
33.53 - 84.80	19,248	2.28	71.00	19,248	71.00
$0.00 - $84.80	1,973,454	4.81	$27.24	1,892,188	$27.40

No stock options have been awarded since April 1, 2014.

Restricted Shares, Restricted Stock Units and Performance-Based Restricted Stock Units

During the six months ended June 30, 2017, pursuant to agreements with our non-employee directors who are not affiliated with our former sponsors, we issued 16,444 shares of common stock with an aggregate fair value of approximately $400,000. These shares vest on the one-year anniversary of the date of grant.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2017, we issued 471,120 time-vested restricted stock awards and restricted stock units to certain key employees. These awards vest ratably with 25% of the award vesting on each of the first through fourth anniversaries of the award date. The fair value of these awards at the date of grant was approximately $11.3 million and will be recognized over the remaining vesting period of approximately 3.7 years as of June 30, 2017. During the six months ended June 30, 2017, 96,917 restricted stock awards and restricted stock units vested. 61,114 of these awards are outstanding after 35,803 were withheld in settlement of related payroll taxes.

During the six months ended June 30, 2017, we issued 192,030 performance-based restricted stock units to certain key executives. Each performance-based restricted stock unit represents a contingent right to receive between zero and 1.75 shares of West common stock. These performance-based restricted stock units will vest based on the Company’s total shareholder return (“TSR”) percentile ranking over the applicable performance period as compared to the TSR of companies included in the Russell 2000 on both the first and last day of the performance period, which began on March 1, 2017, and ends on February 29, 2020. The fair value of these awards at the date of grant was approximately $5.2 million and will be recognized over the remaining vesting period of approximately 2.7 years as of June 30, 2017.

2013 Employee Stock Purchase Plan

In 2013, we implemented the 2013 Employee Stock Purchase Plan (“ESPP”), under which the sale of 1.0 million shares of our common stock initially had been authorized and reserved. On January 28, 2016 the Company’s Board of Directors approved an amendment to the ESPP to increase the number of shares available under the ESPP by an additional 1.0 million shares of common stock. The amendment was approved by a vote of the stockholders at our May 17, 2016 annual meeting. Employees may designate up to 50% of their annual compensation for the purchase of stock, subject to a per person limit of 2,000 shares in any offering period or calendar year. The price for shares purchased under the ESPP is 85% of the market closing price on the last day of the quarterly purchase period. No employee will be authorized to purchase common stock through the ESPP if, immediately after the purchase, the employee (or any other person whose stock would be attributed to such employee under U.S. tax law) would own stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or of any parent of the Company or any subsidiary. In addition, no participant will be entitled to purchase stock under the ESPP at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company and its subsidiaries, exceeds $25,000 in fair market value, determined as of the date of grant (or such other limit as may be imposed by U.S. tax law), for each calendar year in which any option granted to the participant under any such plans is outstanding at any time. During the six months ended June 30, 2017, 173,249 shares were issued under the ESPP. As of June 30, 2017, 1,119,803 shares had been issued under the ESPP since the plan’s inception. In accordance with the Merger Agreement, effective July 1, 2017, the ESPP has been suspended.

For the three and six months ended June 30, 2017, we recognized compensation for the ESPP of $0.3 million and $0.7 million, respectively.  For the three and six months ended June 30, 2016, we recognized compensation for the ESPP of $0.3 million and $0.7 million, respectively.

Share-Based Compensation Expense

For the three and six months ended June 30, 2017, share-based compensation expense was $6.1 million and $11.5 million, respectively. For the three and six months ended June 30, 2016, share-based compensation expense was $6.2 million and $13.8 million, respectively.

At June 30, 2017 and 2016, there was approximately $0.2 million and $0.7 million, respectively, of unrecorded and unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested share-based compensation on stock options under the 2006 EIP and 2013 LTIP, respectively, which will be recognized over the remaining vesting period of approximately 0.6 years as of June 30, 2017.

At June 30, 2017 and 2016, there was approximately $40.6 million and $45.5 million, respectively, of unrecorded and unrecognized compensation expense, related to unvested share-based compensation on restricted stock under the 2013 LTIP, which will be recognized over the remaining vesting period of approximately 2.3 years as of June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Earnings per common share-basic	$0.54	$0.40	$1.18	$0.94

Earnings per common share-diluted	$0.52	$0.39	$1.16	$0.92

Weighted average number of shares outstanding:
Basic common	83,556	82,598	83,459	82,874
Dilutive impact of Equity Incentive Plans:
Common shares	1,971	1,683	1,910	1,551
Diluted common shares	85,527	84,281	85,369	84,425

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method that has a dilutive effect on earnings per share. At June 30, 2017 and 2016, 1,820,262 and 2,177,738 stock options, respectively, were outstanding with an exercise price equal to or exceeding the market value of our common stock and were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Activity within accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016, was for foreign currency translation of our foreign subsidiaries and the unrealized gain on the interest rate derivatives, which we entered into during the third quarter of 2016. These activities are presented net of tax.

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, April 1, 2017	$(80,275)
Foreign currency translation adjustment, net of tax of ($9,003)	14,689
Unrealized loss on interest rate derivatives, net of tax of $1,145	(1,868)
BALANCE, June 30, 2017	$(67,454)

BALANCE, January 1, 2017	$(87,633)
Foreign currency translation adjustment, net of tax of ($13,230)	21,587
Unrealized loss on interest rate derivatives, net of tax of $863	(1,408)
BALANCE, June 30, 2017	$(67,454)

(Amounts in thousands)	Accumulated Other Comprehensive Loss
BALANCE, April 1, 2016	$(69,563)
Foreign currency translation adjustment, net of tax of $4,779	(8,571)
BALANCE, June 30, 2016	$(78,134)

BALANCE, January 1, 2016	$(72,736)
Foreign currency translation adjustment, net of tax of $3,010	(5,398)
BALANCE, June 30, 2016	$(78,134)

11.SEGMENT REPORTING, GEOGRAPHIC AND CUSTOMER INFORMATION

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

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

Interactive Services, including outbound (proactive notification – voice/text/SMS and chat), inbound speech solutions (IVR), cloud contact center technologies, web, mobile and professional services; and

•	Specialized Agent Services which includes healthcare advocacy services, cost management services and revenue generation services.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2017	2016	2017	2016
Revenue:
Unified Communications Services	$348,546	$370,158	$699,621	$732,871
Safety Services	80,419	74,423	156,674	145,587
Interactive Services	79,179	73,232	156,672	144,961
Specialized Agent Services	69,354	67,495	141,102	135,873
Intersegment eliminations	(3,105)	(2,911)	(7,134)	(6,116)
Total	$574,393	$582,397	$1,146,935	$1,153,176
Depreciation and Amortization
(Included in Operating Income):
Unified Communications Services	$18,515	$20,671	$37,132	$41,607
Safety Services	10,413	11,446	20,749	22,652
Interactive Services	9,745	9,350	19,491	18,325
Specialized Agent Services	7,710	7,440	15,444	14,818
Total	$46,383	$48,907	$92,816	$97,402
Operating Income:
Unified Communications Services	$72,020	$88,762	$153,410	$177,830
Safety Services	20,897	11,871	40,183	20,844
Interactive Services	7,828	5,958	16,183	11,766
Specialized Agent Services	4,531	2,906	8,089	7,424
Corporate other—unallocated	(2,674)	13,604	(7,040)	14,161
Total	$102,602	$123,101	$210,825	$232,025
Cash Capital Expenditures:
Unified Communications Services	$11,618	$13,337	$24,267	$26,370
Safety Services	2,153	11,764	5,939	22,482
Interactive Services	5,126	6,350	9,753	10,149
Specialized Agent Services	1,991	2,603	3,842	5,560
Corporate	5,688	3,453	9,447	9,303
Total	$26,576	$37,507	$53,248	$73,864

(Amounts in thousands)	June 30, 2017	December 31, 2016
Assets:
Unified Communications Services	$1,441,976	$1,459,919
Safety Services	764,855	772,308
Interactive Services	468,241	430,722
Specialized Agent Services	458,170	468,384
Corporate	347,703	309,505
Total	$3,480,945	$3,440,838

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue from non-U.S. countries was approximately 19% of consolidated revenue for the three and six months ended June 30, 2017 and 21% for the three and six months ended June 30, 2016. Revenue from the United Kingdom accounted for 11% of consolidated revenue for the three and six months ended June 30, 2017 and 13% for the three and six months ended June 30, 2016. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. Revenue is attributed to the legal entity that has the contractual obligation with the customer regardless of the customer’s location or the currency used for billing purposes. Revenue and long-lived assets for each reportable segment by geographical region, is presented below:

Revenue:	Three Months Ended June 30, 2017
	Unified			Specialized
	Communications	Safety	Interactive	Agent	Intersegment
(Amounts in thousands)	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$244,378	$78,535	$76,783	$69,354	$(3,105)	$465,945
Europe, Middle East & Africa	67,977	29	497	—	—	68,503
Asia - Pacific	34,036	550	559	—	—	35,145
Americas - Other	2,155	1,305	1,340	—	—	4,800
Total	$348,546	$80,419	$79,179	$69,354	$(3,105)	$574,393

	Three Months Ended June 30, 2016
	Unified			Specialized
	Communications	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$250,742	$73,384	$70,620	$67,495	$(2,911)	$459,330
Europe, Middle East & Africa	80,774	18	638	—	—	81,430
Asia - Pacific	35,927	—	546	—	—	36,473
Americas - Other	2,715	1,021	1,428	—	—	5,164
Total	$370,158	$74,423	$73,232	$67,495	$(2,911)	$582,397

	Six Months Ended June 30, 2017
	Unified			Specialized
	Communications	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$492,049	$153,012	$151,787	$141,102	$(7,134)	$930,816
Europe, Middle East & Africa	136,152	64	977	—	—	137,193
Asia - Pacific	66,913	647	1,075	—	—	68,635
Americas - Other	4,507	2,951	2,833	—	—	10,291
Total	$699,621	$156,674	$156,672	$141,102	$(7,134)	$1,146,935

	Six Months Ended June 30, 2016
	Unified			Specialized
	Communications	Safety	Interactive	Agent	Intersegment
	Services	Services	Services	Services	Eliminations	Total
Americas - United States	$498,424	$143,041	$140,538	$135,873	$(6,116)	$911,760
Europe, Middle East & Africa	159,424	41	1,360	—	—	160,825
Asia - Pacific	70,010	75	1,044	—	—	71,129
Americas - Other	5,013	2,430	2,019	—	—	9,462
Total	$732,871	$145,587	$144,961	$135,873	$(6,116)	$1,153,176

	June 30, 2017	December 31, 2016
Long-Lived Assets:
Americas - United States	$2,532,710	$2,546,361
Europe, Middle East & Africa	182,977	172,439
Asia Pacific	23,435	18,495
Americas - Other	8,892	9,248
Total	$2,748,014	$2,746,543

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The aggregate gain (loss) on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($1.5) million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the aggregate loss on transactions denominated in currencies other than the functional currency of West Corporation or any of its subsidiaries was approximately ($3.4) million and ($1.0) million, respectively.

During each of the three months ended June 30, 2017 and 2016, our largest 100 clients accounted for approximately 42% and 41% of our total revenue, respectively. During each of the six months ended June 30, 2017 and 2016, our largest 100 clients accounted for approximately 43% and 42% of our total revenue, respectively. During the three and six months ended June 30, 2017 and 2016, no client accounted for more than 6% of our aggregate revenue.

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

There are asserted claims against the Company where an unfavorable outcome is considered to be reasonably possible. These claims can generally be categorized in the following areas: (l) commercial disputes with customers or other business partners, which may involve assertion of a breach of the Company’s legal or contractual obligations to the customer or a claim for indemnification for third-party losses; and (2) other matters which may include issues such as employment related claims. The Company’s estimates of the range of reasonably possible losses in excess of any amounts accrued for such claims is $0 to $24 million for all of the matters described above. The estimated range of reasonably possible losses is based on information currently available and involves elements of judgment and significant uncertainties. As additional information becomes available and the resolution of the uncertainties becomes more apparent, it is possible that actual losses may exceed even the high end of the estimated range.

In connection with the transactions contemplated by the Merger Agreement between the Company and affiliates of certain funds managed by affiliates of Apollo Global Management, LLC, five putative class action lawsuits were filed between June 26, 2017 and June 29, 2017 in the United States District Court for the District of Nebraska: Scarantino v. West Corp., et al., 4:17-cv-03080-JMG-CRZ (D. Neb.); Wyant v. West Corp., et al., 4:17-cv-03081-JMG-CRZ (D. Neb.); Wilson v. West Corp., et al., 8:17-cv-00228-JMG-CRZ (D. Neb.); Bushansky v. West Corp., et al., 4:17-cv-03083-JMG-CRZ (D. Neb.); and Katz v. West Corp. et al., 4:17-cv-03084-JMG-CRZ (D. Neb.).  The lawsuits were each filed against West and the members of the Board, and two of the lawsuits were additionally filed against Apollo Global Management and certain affiliates of funds managed by Apollo Global Management, Mount Olympus Holdings, Inc. and Olympus Merger Sub, Inc. Each alleges that the proxy statement filed in connection with the Merger violated federal securities laws in purportedly omitting to disclose information necessary to make the statements therein not materially false or misleading, including, among other things, certain financial information. One of the lawsuits additionally alleges that our directors breached their fiduciary duties in, among other things, purportedly conducting an inadequate sales process that resulted in an offer that purportedly undervalues the Company, and in filing the purportedly misleading proxy statement. On July 19, 2017, West supplemented its disclosures with respect to the transaction. On July 19, 2017, the plaintiffs in these five actions entered into a Memorandum of Understanding with the defendants that provides for, among other things, the voluntary dismissal of the actions on mootness grounds with prejudice as to the named plaintiffs.

In connection with the March 3, 2015 sale of certain of our agent-based businesses to Alorica Inc., we agreed to indemnify the buyer, up to the full purchase price of $275.0 million, with respect to the equity interests of the companies we sold, title to the equity and assets sold and the authority of the Company to sell the equity and assets and certain other covenants, which indemnification shall generally survive until expiration of the applicable statute of limitations.

WEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes, in thousands, supplemental information about our cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$68,633	$75,684
Cash paid during the period for income taxes, net of refunds of $684 and $3,703	$35,826	$23,939
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Cash paid to reduce accrued obligations for the purchase of property and equipment	$3,815	$4,849
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Net settlement of shares used to satisfy payroll tax obligations on the vesting of restricted stock and stock issued from the deferred compensation plan	$1,439	$709
Accrued dividends	$259	$854
Accrued deferred financing costs	$—	$1,079

14.	SUBSEQUENT EVENTS

Effective July 31, 2017, we terminated the Securitization Facility. In connection with the termination, trade accounts receivables subject to the facility were re-conveyed to the originating subsidiary.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk that the proposed transaction with affiliates of Apollo Global Management, LLC may not be completed in a timely manner, or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed transaction, including the receipt of certain governmental and regulatory approvals; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below); the effect of the announcement or pendency of the proposed transaction on our business relationships, operating results, and business generally; risks that the proposed transaction disrupts our current plans and operations and potential difficulties in our employee retention as a result of the proposed transaction; risks related to diverting management’s attention from our ongoing business operations; the outcome of any legal proceedings that may be instituted against us, our officers or directors related to the Merger Agreement or the proposed transaction; the possibility that competing offers or acquisition proposals for us will be made; risks regarding the failure to obtain the necessary financing to complete the proposed transaction; and risks related to the equity and debt financing and related guarantee arrangements entered into in connection with the proposed transaction; as well as those described in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

Business Overview

We are a global provider of communication and network infrastructure services. “We,” “us” the “Company” and “our” also refer to West Corporation and its consolidated subsidiaries, as applicable. We believe our products and services help our clients more effectively communicate, collaborate and connect with their audiences through a diverse portfolio of solutions that include unified communications services, safety services, interactive services such as automated notifications, specialized agent services and telecom services.

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

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company (a “Share”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by stockholders of the Company who have properly exercised and perfected appraisal rights under Delaware law and (ii) Shares that are held in the treasury of the Company or owned of record by any wholly-owned subsidiary of the Company, Parent or any wholly-owned subsidiary of Parent) will be converted into the right to receive $23.50 per Share in cash, without interest, subject to any applicable withholding taxes.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the voting power of the outstanding Shares entitled to vote thereon, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain required foreign antitrust approvals, (iii) receipt of approval by the Federal Communications Commission, (iv) receipt of certain required state telecommunications regulatory approvals, (v) the absence of the occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (vi) other customary closing conditions. The consummation of the Merger is not subject to a financing condition. Early termination of the waiting period under the HSR Act was granted on June 6, 2017 and the required foreign antitrust approvals were obtained in July 2017. The Company received approval from the Federal Communications Commission in July 2017. On July 26, 2017, the Company’s stockholders approved the Merger. The Merger remains subject to the closing conditions described above (to the extent not already satisfied) and is expected to close during the second half of 2017.

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

Key Drivers Affecting Our Financial Position and Results of Operations

Factors Related to our Indebtedness. On June 17, 2016, we completed a partial refinancing of our outstanding indebtedness through an amendment (“the Seventh Amendment”) to our term and revolving senior secured credit facilities (“Senior Secured Credit Facilities”) and a private offering of $400 million aggregate principal amount of 4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”). The amendment to our Senior Secured Credit Facilities, among other things, established commitments for a new seven-year senior secured term loan B-12 facility in an aggregate principal amount of $870 million (the “2023 Maturity Term Loans”), a new five-year senior secured term loan A-2 facility in an aggregate principal amount of $650 million (the “2021 Maturity A Term Loans”), and a new five-year senior secured term loan B-14 facility in an aggregate principal amount of $260 million (the “2021 Maturity B Term Loans”). We used the proceeds of the new notes and new facilities, together with cash on hand, to repay $1,678 million of our existing term loan B-10 facility (the “2018 Maturity Term Loans”), $252.6 million on the term A-1 facility (the “2019 Maturity Term Loans”) and all $249.4 million outstanding on the term loan B-11 facility (the “B-11 Term Loans”). In addition, the Seventh Amendment provided for an extended senior secured revolving credit facility with a maturity date of June 17, 2021 in an aggregate amount of $300 million.

On December 19, 2016, we completed an eighth amendment to our Senior Secured Credit Facilities (the “Eighth Amendment”). With respect to our term loans, the Eighth Amendment provided for:

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

During the six months ended June 30, 2017, we closed two acquisitions for an aggregate purchase price of $29.9 million. On March 7, 2017, we completed the acquisition of the cloud collaboration practice and assets from Vocus Group (“Vocus”). Results from this business have been integrated into our Unified Communications Services reportable segment. On May 2, 2017, we completed the acquisition of Callpointe, a provider of automated appointment messaging services for healthcare providers.  Results from this business have been integrated into our Interactive Services reportable segment. Both acquisitions have been included in our financial statements since their respective acquisition dates.

Overview of 2017 Results

The following overview highlights the areas we believe are important in understanding the results of our operations for the three and six months ended June 30, 2017. This summary is not intended as a substitute for the detail provided elsewhere in this quarterly report or for our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report.

•

Our revenue decreased $8.0 million, or 1.4%, during the three months ended June 30, 2017 compared to revenue during the three months ended June 30, 2016. This decrease was due to a decrease in conferencing revenue partially offset by growth in UCaaS and all other operating segments

•

Our revenue decreased $6.2 million, or 0.5%, during the six months ended June 30, 2017 compared to revenue during the six months ended June 30, 2016. This decrease was partially offset by growth in UCaaS and all other operating segments

•

Our operating income decreased $20.5 million, or 16.7%, during the three months ended June 30, 2017 compared to operating income during the three months ended June 30, 2016. Operating income during the three months ended June 30, 2016 included a $12.8 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015.

•

Our operating income decreased $21.2 million, or 9.1%, during the six months ended June 30, 2017 compared to operating income during the six months ended June 30, 2016. Operating income during the six months ended June 30, 2016 included a $12.8 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015.

•

Our cash flows from operating activities were $160.0 million, a decrease of $37.4 million, or 19.0%, during the six months ended June 30, 2017 compared to cash flows from operating activities during the six months ended June 30, 2016. This decrease was primarily due to the timing of collections on accounts receivable and increased income tax payments of $11.9 million primarily related to tax audit settlements.

•

Our earnings per share-diluted was $0.52 during the three months ended June 30, 2017 compared to $0.39 during the three months ended June 30, 2016. Net income during the three months ended June 30, 2016 included the negative impact of the acceleration of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments.

•

Our earnings per share-diluted was $1.16 during the six months ended June 30, 2017 compared to $0.92 during the six months ended June 30, 2016. Net income during the six months ended June 30, 2016 included the negative impact of the acceleration of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments.

•

On March 7, 2017, we completed the acquisition of the cloud collaboration practice and assets from Vocus. The purchase price was approximately $4.0 million and was funded with cash on hand. This business is included in the Unified Communications Services reportable segment.

•

On May 2, 2017, we completed the acquisition of Callpointe, a provider of automated appointment messaging services for healthcare providers. The purchase price was approximately $25.9 million and was funded with cash on hand. Results from this business have been integrated into our Interactive Services reportable segment.

•

During the three and six months ended June 30, 2017 we incurred $4.4 million and $5.1 million, respectively, for acquisition costs, recorded in SG&A expense for the pending acquisition of West by certain funds managed by affiliates of Apollo Global Management, LLC.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenue: The tables below summarize the changes in our revenue for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

	Amounts in Millions	Contribution to Growth %
Revenue for the three months ended June 30, 2016	$582.4
Revenue from acquired entities	3.3	0.6%
Estimated impact of foreign exchange rates	(4.0)	(0.7)%
Adjusted organic growth, net	(7.3)	(1.3)%
Revenue for the three months ended June 30, 2017	$574.4	(1.4)%

Total revenue for the three months ended June 30, 2017 decreased approximately $8.0 million, or 1.4%, to $574.4 million from $582.4 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, we experienced lower revenue from our on-demand automated conferencing services and operator-assisted conferencing products. Conferencing clients also migrated from higher priced solutions, such as operator-assisted calls, to lower priced automated conferencing services and reduced add-on services. Our non-conferencing businesses grew approximately 8.7%, with particularly strong results in our safety services, healthcare advocacy and interactive services businesses. The decrease in total revenue was partially offset by revenue of $3.3 million from the acquisitions of 911 ETC, Vocus and Callpointe.

Foreign exchange rates had a negative impact of approximately $4.0 million on our revenue for the three months ended June 30, 2017 when comparing the foreign exchange rates in place during this quarter to those in place during the three months ended June 30, 2016.

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation due to our international operations. It is difficult to predict the future fluctuations of foreign exchange rates and how those fluctuations will impact our Condensed Consolidated Statements of Income. Our revenues and expenses from our international operations are generally denominated in local currencies, therefore, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period using constant currency presentation. The constant currency growth rates are calculated by translating the 2017 results at the 2016 average exchange rates. Constant currency growth rates are a non-GAAP measure.

Adjusted organic growth, net is a non-GAAP measure that excludes revenue from acquired entities and the estimated impact of foreign currency exchange rates. We believe adjusted organic revenue growth, net provides a useful measure of growth in our ongoing business.

	Amounts in Millions	Contribution to Growth %
Revenue for the six months ended June 30, 2016	$1,153.2
Revenue from acquired entities	5.6	0.5%
Estimated impact of foreign exchange rates	(8.5)	(0.7)%
Adjusted organic growth, net	(3.4)	(0.3)%
Revenue for the six months ended June 30, 2017	$1,146.9	(0.5)%

Total revenue for the six months ended June 30, 2017 decreased approximately $6.2 million, or 0.5%, to $1,146.9 million from $1,153.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we experienced lower revenue from our on-demand automated conferencing services and operator-assisted conferencing products. Conferencing clients also migrated from higher priced solutions, such as operator-assisted calls, to lower priced automated conferencing services and reduced add-on services. This decrease was partially offset by growth in our non-conferencing businesses, which increased approximately 8.6%, with particularly strong results in our safety services, healthcare advocacy and interactive services businesses. During the six months ended June 30, 2017, the acquisitions of Synrevoice, 911 ETC, Vocus and Callpointe contributed an additional $5.6 million to consolidated revenue.

Foreign exchange rates had a negative impact of approximately $8.5 million on our revenue for the six months ended June 30, 2017 when comparing the foreign exchange rates in place during these six months to those in place during the six months ended June 30, 2016.

Revenue by reportable segment:

	For the Three Months Ended June 30,
	2017	% of Total Revenue	2016	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$348,546	60.7%	$370,158	63.5%	$(21,612)	(5.8)%
Safety Services	80,419	14.0%	74,423	12.8%	5,996	8.1%
Interactive Services	79,179	13.8%	73,232	12.6%	5,947	8.1%
Specialized Agent Services	69,354	12.1%	67,495	11.6%	1,859	2.8%
Intersegment eliminations	(3,105)	(0.6)%	(2,911)	(0.5)%	(194)	NM
Total	$574,393	100.0%	$582,397	100.0%	$(8,004)	(1.4)%

NM—Not Meaningful

During the three months ended June 30, 2017, Unified Communications Services revenue decreased $21.6 million, or 5.8%, to $348.5 million from $370.2 million for the three months ended June 30, 2016. The revenue decrease is primarily due to a decline in conferencing revenue and the negative impacts of foreign exchange rates of approximately $4.0 million, partially offset by growth in the UCaaS and telecom services lines of business. The acquisition of Vocus contributed revenue of $1.0 million to the UCaaS line of business.

Conferencing revenue declined primarily due to lower revenue from automated conferencing services, operator-assisted conferencing and web services, partially offset by growth in streaming services. Automated conferencing services, which accounts for just over half of the Unified Communications Services revenue, decreased due to a reduction in average rate per minute of approximately 7.8% and a decrease in the volume of minutes of 3.2%. Average rate per minute for automated conferencing services declined due to price compression, product mix and an increasing shift of minutes to VoIP access, which has a lower price point due to the lower cost to provide VoIP access. Using constant currency foreign exchange rates, our average rate per minute for automated conferencing services declined by approximately 7.0% for the three months ended June 30, 2017. In addition, operator-assisted revenue declined due to clients purchasing fewer call features and migrating operator-assisted calls to lower cost solutions.

During the three months ended June 30, 2017, Safety Services revenue increased $6.0 million, or 8.1%, to $80.4 million from $74.4 million for the three months ended June 30, 2016. The increase was primarily due to sales to customers adopting new technologies and $1.0 million in revenue from the December 2016 acquisition of 911 ETC.

During the three months ended June 30, 2017, Interactive Services revenue increased $5.9 million, or 8.1%, to $79.2 million from $73.2 million for the three months ended June 30, 2016. The May 2017 acquisition of Callpointe contributed $1.3 million of the increase in revenue. The remaining increase was primarily due to new clients and increased volumes from existing clients, across multiple vertical markets, including commercial and healthcare, partially offset by price compression.

During the three months ended June 30, 2017, Specialized Agent Services revenue increased $1.9 million, or 2.8%, to $69.4 million from $67.5 million for the three months ended June 30, 2016. This increase in revenue was primarily due to mid-single-digit revenue growth in our healthcare advocacy and cost management services due to increased volume, favorable product and customer mix, and higher recoveries. Revenue generation services revenue was flat compared to the three months ended June 30, 2016.

During the three months ended June 30, 2017, our international revenue was $108.4 million a decrease of 11.9% over the three months ended June 30, 2016. On a constant currency basis, our international revenue declined 8.7% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Excluding the acquisition of Vocus, constant currency international revenue declined by 9.4% due primarily to a decline in conferencing minutes and average rate per minute in the EMEA and APAC regions.

During the three months ended June 30, 2017 and 2016, our largest 100 clients accounted for approximately 42% and 41% of our total revenue, respectively. In each of these periods, no client accounted for more than 6% of our aggregate revenue.

	For the Six Months Ended June 30,
	2017	% of Total Revenue	2016	% of Total Revenue	Change	% Change
Revenue (in thousands):
Unified Communications Services	$699,621	61.0%	$732,871	63.5%	$(33,250)	(4.5)%
Safety Services	156,674	13.7%	145,587	12.6%	11,087	7.6%
Interactive Services	156,672	13.7%	144,961	12.6%	11,711	8.1%
Specialized Agent Services	141,102	12.3%	135,873	11.8%	5,229	3.8%
Intersegment eliminations	(7,134)	(0.7)%	(6,116)	(0.5)%	(1,018)	NM
Total	$1,146,935	100.0%	$1,153,176	100.0%	$(6,241)	(0.5)%

NM—Not Meaningful

During the six months ended June 30, 2017, Unified Communications Services revenue decreased $33.3 million, or 4.5%, to $699.6 million from $732.9 million for the six months ended June 30, 2016. The revenue decrease is primarily due to a decline in conferencing revenue and the negative impacts of foreign exchange rates of approximately $8.5 million, partially offset by growth in the UCaaS and telecom services lines of business. The acquisition of Vocus contributed revenue of $1.2 million to the UCaaS line of business.

Conferencing revenue declined primarily due to lower revenue from automated conferencing services, operator-assisted conferencing and web services, partially offset by growth in streaming services. Automated conferencing services, which accounts for just over half of the Unified Communications Services revenue, decreased due to a reduction in average rate per minute of approximately 7.9% and a decrease in the volume of minutes of 0.6%. Average rate per minute for automated conferencing services declined due to price compression, product mix and an increasing shift of minutes to VoIP access, which has a lower price point due to the lower cost to provide VoIP access. Using constant currency foreign exchange rates, our average rate per minute for automated conferencing services declined by approximately 6.8% for the six months ended June 30, 2017. In addition, operator-assisted revenue declined due to clients purchasing fewer call features and migrating operator-assisted calls to lower cost solutions.

During the six months ended June 30, 2017, Safety Services revenue increased $11.1 million, or 7.6%, to $156.7 million from $145.6 million for the six months ended June 30, 2016. The increase was primarily due to sales to customers adopting new technologies and $1.9 million in revenue from the December 2016 acquisition of 911 ETC.

During the six months ended June 30, 2017, Interactive Services revenue increased $11.7 million, or 8.1%, to $156.7 million from $145.0 million for the six months ended June 30, 2016. The acquisitions of Callpointe and Synrevoice contributed $2.6 million of the increase in revenue. The remaining increase was primarily due to new clients and increased volumes from existing clients, across multiple vertical markets, partially offset by price compression.

During the six months ended June 30, 2017, Specialized Agent Services revenue increased $5.2 million, or 3.8%, to $141.1 million from $135.9 million for the six months ended June 30, 2016. The increase in revenue is primarily the result of mid-single-digit revenue growth in our healthcare advocacy services due to increased volume as well as expanded product offerings. Receivables management and revenue generation experienced low-single-digit revenue growth.

During the six months ended June 30, 2017, international revenue was $216.1 million, a decrease of 10.5% over the six months ended June 30, 2016. On a constant currency basis, our international revenue declined 7.0% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding the acquisition of Vocus, constant currency international revenue declined by 7.4% due primarily to a decline in conferencing minutes and average rate per minute in the EMEA and APAC regions.

During the six months ended June 30, 2017 and 2016, our largest 100 clients accounted for approximately 43% and 42% of our total revenue, respectively. In each of these periods, no client accounted for more than 6% of our aggregate revenue.

Cost of Services: Cost of services consists of direct labor, telephone expense, and other costs directly related to providing services to our clients. Cost of services decreased approximately $4.1 million, or 1.6%, in the three months ended June 30, 2017, to $245.3 million, from $249.4 million for the three months ended June 30, 2016 primarily due to revenue mix. The decrease in cost of services during the three months ended June 30, 2017 was partially offset by $0.9 million from acquisitions completed in 2017 and 2016. As a percentage of revenue, cost of services decreased to 42.7% for the three months ended June 30, 2017, from 42.8% for the three months ended June 30, 2016.

Cost of Services by reportable segment:

	For the Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$168,102	48.2%	$173,651	46.9%	$(5,549)	(3.2)%
Safety Services	28,206	35.1%	26,689	35.9%	1,517	5.7%
Interactive Services	17,035	21.5%	16,918	23.1%	117	0.7%
Specialized Agent Services	33,528	48.3%	33,760	50.0%	(232)	(0.7)%
Intersegment eliminations	(1,530)	NM	(1,592)	NM	62	NM
Total	$245,341	42.7%	$249,426	42.8%	$(4,085)	(1.6)%

NM—Not Meaningful

During the three months ended June 30, 2017, Unified Communications Services cost of services decreased $5.5 million, or 3.2%, to $168.1 million from $173.7 million for the three months ended June 30, 2016. The decrease in cost of services is primarily due to a decline in conferencing revenue partially offset by growth in the UCaaS and telecom services lines of business. Using constant currency foreign exchange rates, cost of services for the three months ended June 30, 2017 would have been approximately $2.4 million higher. As a percentage of revenue, Unified Communications Services cost of services during the three months ended June 30, 2017 increased to 48.2% from 46.9% for the three months ended June 30, 2016. The increase in cost of services as a percentage of revenue was due primarily to product mix and the decline in the average rate per minute for automated conferencing services.

During the three months ended June 30, 2017, Safety Services cost of services increased $1.5 million, or 5.7% to $28.2 million from $26.7 million for the three months ended June 30, 2016. The increase in cost of services was primarily due to the increase in revenue. Cost of services for the three months ended June 30, 2017 included $0.4 million of cost of services from the acquisition of 911 ETC. As a percentage of revenue, Safety Services cost of services during the three months ended June 30, 2017 decreased to 35.1% from 35.9% for the three months ended June 30, 2016.

During the three months ended June 30, 2017, Interactive Services cost of services increased $0.1 million, or 0.7%, to $17.0 million from $16.9 million for the three months ended June 30, 2016. The increase in cost of services includes $0.2 million from the Callpointe acquisition made in May 2017. As a percentage of revenue, Interactive Services cost of services during the three months ended June 30, 2017 decreased to 21.5% from 23.1% for the three months ended June 30, 2016. The decrease in cost of services as a percentage of revenue is due primarily to product mix.

During the three months ended June 30, 2017, Specialized Agent Services cost of services decreased $0.2 million, or 0.7%, to $33.5 million from $33.8 million for the three months ended June 30, 2016 primarily due to product mix. As a percentage of revenue, Specialized Agent Services cost of services during the three months ended June 30, 2017 decreased to 48.3% from 50.0% for the three months ended June 30, 2016 primarily due to product mix.

Cost of services decreased approximately $2.7 million, or 0.5%, in the six months ended June 30, 2017, to $487.8 million, from $490.4 million for the six months ended June 30, 2016 primarily due to revenue mix. The decrease in cost of services during the six months ended June 30, 2017 was partially offset by $1.6 million from the acquisitions completed in 2017 and 2016. As a percentage of revenue, cost of services was 42.5% for both the six months ended June 30, 2017 and 2016.

	For the Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
Cost of services (in thousands):
Unified Communications Services	$335,249	47.9%	$339,847	46.4%	$(4,598)	(1.4)%
Safety Services	53,731	34.3%	54,004	37.1%	(273)	(0.5)%
Interactive Services	34,320	21.9%	33,070	22.8%	1,250	3.8%
Specialized Agent Services	68,797	48.8%	66,911	49.2%	1,886	2.8%
Intersegment eliminations	(4,314)	NM	(3,394)	NM	(920)	NM
Total	$487,783	42.5%	$490,438	42.5%	$(2,655)	(0.5)%

NM—Not Meaningful

During the six months ended June 30, 2017, Unified Communications Services cost of services decreased $4.6 million, or 1.4%, to $335.2 million from $339.8 million for the six months ended June 30, 2016. The decrease in cost of services is primarily due to a decline in conferencing revenue partially offset by growth in the UCaaS and telecom services lines of business. Using constant currency foreign exchange rates, cost of services for the six months ended June 30, 2017 would have been approximately $5.0 million higher. As a percentage of this segment’s revenue, Unified Communications Services cost of services during the six months ended June 30, 2017 increased to 47.9% from 46.4% for the six months ended June 30, 2016. The increase in cost of services as a percentage of revenue was due primarily to product mix and the decline in the average rate per minute for automated conferencing services.

During the six months ended June 30, 2017, Safety Services cost of services decreased $0.3 million, or 0.5%, to $53.7 million from $54.0 million for the six months ended June 30, 2016. The decrease in cost of services was primarily due to cost savings initiatives which offset volume related cost increases. As a percentage of revenue, Safety Services cost of services during the six months ended June 30, 2017 decreased to 34.3% from 37.1% for the six months ended June 30, 2016 due to product mix and cost savings initiatives.

During the six months ended June 30, 2017, Interactive Services cost of services increased $1.3 million, or 3.8%, to $34.3 million from $33.1 million for the six months ended June 30, 2016. The increase in cost of services included $0.6 million from acquisitions made in 2016. As a percentage of revenue, Interactive Services cost of services during the six months ended June 30, 2017 decreased to 21.9% from 22.8% for the six months ended June 30, 2016. The decrease in cost of services as a percentage of revenue is due primarily to product mix.

During the six months ended June 30, 2017, Specialized Agent Services cost of services increased $1.9 million, or 2.8%, to $68.8 million from $66.9 million for the six months ended June 30, 2016. The increase in cost of services was primarily due to increased expenses to support revenue growth. As a percentage of revenue, Specialized Agent Services cost of services during the six months ended June 30, 2017 decreased to 48.8% from 49.2% for the six months ended June 30, 2016. The decrease in cost of services as a percentage of revenue is due to product and customer mix.

SG&A expenses: SG&A expenses increased by approximately $16.6 million, or 7.9%, to $226.5 million for the three months ended June 30, 2017 from $209.9 million for the three months ended June 30, 2016. During the three months ended June 30, 2016 SG&A expenses included a gain on the sale of buildings that were previously occupied by the businesses we divested in 2015. The increase in SG&A expenses during the three months ended June 30, 2017 included costs incurred for the pending acquisition of West Corporation by certain funds managed by affiliates of Apollo Global Management, LLC, an increase in corporate unallocated expenses due to the mark-to-market adjustment for the increase in the value of investments in our non-qualified retirement plans and foreign exchange rate losses, and an increase in severance expense related to workforce adjustments. The increase in SG&A was partially offset by the results of cost savings initiatives implemented in 2016 and lower amortization of intangible assets. As a percentage of revenue, SG&A expenses increased to 39.4% for the three months ended June 30, 2017 from 36.0% for the three months ended June 30, 2016. As discussed above, the following table summarizes the primary changes in SG&A expenses for the three months ended June 30, 2017:

	For the Three Months Ended June 30,
	2017	2016	Change
SG&A (in thousands):
Gain on sale of buildings	$—	$(12,848)	$12,848
West - Olympus Holdings, Inc. merger costs	4,420	—	4,420
Mark-to-market expense for non-qualified retirement plans	2,434	1,052	1,382
Foreign currency exchange rate losses (gains)	335	(1,808)	2,143
Severance expense	3,839	1,789	2,050
Total	$11,028	$(11,815)	$22,843

SG&A expenses by reportable segment:

	For the Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$108,424	31.1%	$107,745	29.1%	$679	0.6%
Safety Services	31,316	38.9%	35,863	48.2%	(4,547)	(12.7)%
Interactive Services	54,316	68.6%	50,356	68.8%	3,960	7.9%
Specialized Agent Services	31,295	45.1%	30,829	45.7%	466	1.5%
Corporate other - unallocated	2,674	NM	(13,604)	NM	16,278	NM
Intersegment eliminations	(1,575)	NM	(1,319)	NM	(256)	NM
Total	$226,450	39.4%	$209,870	36.0%	$16,580	7.9%

NM—Not Meaningful

During the three months ended June 30, 2017, Unified Communications Services SG&A expenses increased $0.7 million, or 0.6%, to $108.4 million from $107.7 million for the three months ended June 30, 2016. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the three months ended June 30, 2017 would have been approximately $1.3 million higher. The increase was primarily due to $2.9 million in severance expense incurred as part of cost reduction initiatives and $0.7 million from the Vocus acquisition, partially offset by the results of cost savings initiatives initiated in 2016 and lower depreciation and amortization expense. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the three months ended June 30, 2017 increased to 31.1% compared to 29.1% for the three months ended June 30, 2016, primarily due to lower revenue. Savings from headcount management and the workforce reduction implemented in June are estimated at $12 million annually and are expected to be fully realized by January 1, 2018.

During the three months ended June 30, 2017, Safety Services SG&A expenses decreased $4.5 million, or 12.7%, to $31.3 million from $35.9 million for the three months ended June 30, 2016. The decrease in SG&A expenses during the three months ended June 30, 2017 was primarily due to results of cost savings initiatives, partially offset by $0.7 million from the 911 ETC acquisition. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the three months ended June 30, 2017 decreased to 38.9% compared to 48.2% for the three months ended June 30, 2016.

During the three months ended June 30, 2017, Interactive Services SG&A expenses increased $4.0 million, or 7.9%, to $54.3 million from $50.4 million for the three months ended June 30, 2016. The increase in SG&A expenses during the three months ended June 30, 2017 included $1.6 million from the Callpointe acquisition. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the three months ended June 30, 2017, decreased to 68.6% compared to 68.8% for the three months ended June 30, 2016.

During the three months ended June 30, 2017, Specialized Agent Services SG&A expenses increased $0.5 million, or 1.5%, to $31.3 million from $30.8 million for the three months ended June 30, 2016. The increase in SG&A expense was primarily due to an increase in depreciation expense on investments in new and enhanced product offerings. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the three months ended June 30, 2017 decreased to 45.1% compared to 45.7% for the three months ended June 30, 2016.

During the three months ended June 30, 2017, Corporate other unallocated SG&A expenses included $0.3 million of unallocated foreign currency losses on third-party transactions denominated in currencies other than the functional currency and $2.4 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. During the three months ended June 30, 2016, Corporate other unallocated SG&A expenses consisted of a $12.8 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015, $1.8 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $1.1 million of mark-to-market gains on investments in our non-qualified retirement plans. All other corporate expenses are allocated to our four reportable segments.

SG&A expenses increased by $17.6 million, or 4.1%, to $448.3 million for the six months ended June 30, 2017 from $430.7 million for the six months ended June 30, 2016. SG&A expenses during the six months ended June 30, 2016 included a gain on the sale of buildings that were previously occupied by the businesses we divested in 2015. The increase in SG&A expenses during the six months ended June 30, 2017 included an increase in corporate unallocated expenses due to the mark-to-market adjustment for the increase in the value of investments in our non-qualified retirement plans and foreign exchange rate losses, acquisition costs incurred for the pending acquisition of West Corporation by certain funds managed by affiliates of Apollo Global Management, LLC,, and severance expense related to workforce adjustments. As a percentage of revenue, SG&A expenses increased to 39.1% for the six months ended June 30, 2017 compared to 37.4% for the six months ended June 30, 2016. As discussed above, the following table summarizes the primary changes in SG&A expenses for the six months ended June 30, 2017:

	For the Six Months Ended June 30,
	2017	2016	Change
SG&A (in thousands):
Gain on sale of buildings	$—	$(12,848)	$12,848
West - Olympus Holdings, Inc. merger costs	5,060	—	5,060
Mark-to-market expense for non-qualified retirement plans	5,707	1,061	4,646
Foreign currency exchange rate losses (gains)	1,524	(2,374)	3,898
Severance expense	5,674	2,658	3,016
Total	$17,965	$(11,503)	$29,468

SG&A expenses by reportable segment:

	For the Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
SG&A (in thousands):
Unified Communications Services	$210,962	30.2%	$215,194	29.4%	$(4,232)	(2.0)%
Safety Services	62,760	40.1%	70,739	48.6%	(7,979)	(11.3)%
Interactive Services	106,169	67.8%	100,125	69.1%	6,044	6.0%
Specialized Agent Services	64,216	45.5%	61,538	45.3%	2,678	4.4%
Corporate other - unallocated	7,040	NM	(14,161)	NM	21,201	NM
Intersegment eliminations	(2,820)	NM	(2,722)	NM	(98)	NM
Total	$448,327	39.1%	$430,713	37.4%	$17,614	4.1%

NM—Not Meaningful

During the six months ended June 30, 2017, Unified Communications Services SG&A expenses decreased $4.2 million, or 2.0%, to $211.0 million from $215.2 million for the six months ended June 30, 2016. Using constant currency foreign exchange rates, SG&A expenses for Unified Communications Services during the six months ended June 30, 2017 would have been approximately $3.0 million higher. The decrease was primarily due to the results of cost savings initiatives and lower depreciation and amortization expense, partially offset by $3.1 million in severance expense incurred as part of the cost reduction initiative, increased expenses to support growth in the UCaaS line of business and $1.0 million from the acquisition of Vocus. As a percentage of this segment’s revenue, Unified Communications Services SG&A expenses during the six months ended June 30, 2017 increased to 30.2% compared to 29.4% for the six months ended June 30, 2016. Savings from headcount management and the workforce reduction implemented in June are estimated at $12 million annually and are expected to be fully realized by January 1, 2018.

During the six months ended June 30, 2017, Safety Services SG&A expenses decreased $8.0 million, or 11.3%, to $62.8 million from $70.7 million for the six months ended June 30, 2016. The decrease in SG&A expenses during the six months ended June 30, 2017, was due to the results of cost savings initiatives and lower depreciation and amortization expense, partially offset by $1.5 million of expenses from the acquisition of 911 ETC. As a percentage of this segment’s revenue, Safety Services SG&A expenses during the six months ended June 30, 2017 decreased to 40.1% compared to 48.6% for the six months ended June 30, 2016.

During the six months ended June 30, 2017, Interactive Services SG&A expenses increased $6.0 million, or 6.0%, to $106.2 million from $100.1 million for the six months ended June 30, 2016. The increase in SG&A expenses during the six months ended June 30, 2017 included $2.5 million from acquisitions made in 2017 and 2016. The remaining increase in SG&A expenses was primarily due to increased headcount levels to meet current and expected customer demand. As a percentage of this segment’s revenue, Interactive Services SG&A expenses during the six months ended June 30, 2017, decreased to 67.8% compared to 69.1% for the six months ended June 30, 2016.

During the six months ended June 30, 2017, Specialized Agent Services SG&A expenses increased $2.7 million, or 4.4%, to $64.2 million from $61.5 million for the six months ended June 30, 2016. This increase in SG&A expense was primarily due to $1.6 million of severance expense in our revenue generation services business unit as part of a cost savings initiative and an increase in depreciation expense. As a percentage of this segment’s revenue, Specialized Agent Services SG&A expenses during the six months ended June 30, 2017 increased to 45.5% compared to 45.3% for the six months ended June 30, 2016.

During the six months ended June 30, 2017, Corporate other unallocated SG&A expenses included $1.5 million of unallocated foreign currency losses on third-party transactions denominated in currencies other than the functional currency and $5.7 million of mark-to-market gains on investments in our non-qualified retirement plans. These mark-to-market gains resulted in an increase in SG&A and a corresponding increase in other non-operating income. During the six months ended June 30, 2016, Corporate other unallocated SG&A expenses consisted of a $12.8 million gain recognized on the sale of buildings that were previously occupied by the businesses we divested in 2015, $2.4 million of unallocated foreign currency gains on third-party transactions denominated in currencies other than the functional currency and $1.1 million of mark-to-market gains on investments in our non-qualified retirement plans. All other corporate expenses are allocated to our four reportable segments.

Operating income: Operating income decreased $20.5 million, or 16.7%, to $102.6 million for the three months ended June 30, 2017 from $123.1 million for the three months ended June 30, 2016. The decrease in operating income is primarily due to the $12.8 million gain on the sale of buildings last year previously discussed, partially offset by the results of cost savings initiatives. In addition to the $1.4 million negative impact of the mark-to-market adjustment and $2.1 million change in foreign currency losses, total operating income declined due to lower operating income in the Unified Communications Services segment resulting from the revenue decline in conferencing, partially offset by strong operating performance in Safety Services and Interactive Services. As a percentage of revenue, operating income decreased to 17.9% for the three months ended June 30, 2017 from 21.1% for the three months ended June 30, 2016.

Operating income by reportable segment:

	For the Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$72,020	20.7%	$88,762	24.0%	$(16,742)	(18.9)%
Safety Services	20,897	26.0%	11,871	16.0%	9,026	76.0%
Interactive Services	7,828	9.9%	5,958	8.1%	1,870	31.4%
Specialized Agent Services	4,531	6.5%	2,906	4.3%	1,625	55.9%
Corporate other unallocated	(2,674)	NM	13,604	NM	(16,278)	NM
Total	$102,602	17.9%	$123,101	21.1%	$(20,499)	(16.7)%

NM—Not Meaningful

Operating income decreased $21.2 million, or 9.1%, to $210.8 million for the six months ended June 30, 2017 from $232.0 million for the six months ended June 30, 2016. The decrease in operating income is primarily due to the sale of the buildings last year previously discussed, partially offset by the results of cost savings initiatives. In addition to the $4.6 million negative impact of the mark-to-market adjustment and the $3.9 million change in foreign currency losses, total operating income declined due to lower operating income in the Unified Communications Services segment resulting from the revenue decline in conferencing, partially offset by strong operating performance in Safety Services and Interactive Services. As a percentage of revenue, operating income decreased to 18.4% for the six months ended June 30, 2017 from 20.1% for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
Operating income (in thousands):
Unified Communications Services	$153,410	21.9%	$177,830	24.3%	$(24,420)	(13.7)%
Safety Services	40,183	25.6%	20,844	14.3%	19,339	92.8%
Interactive Services	16,183	10.3%	11,766	8.1%	4,417	37.5%
Specialized Agent Services	8,089	5.7%	7,424	5.5%	665	9.0%
Corporate other unallocated	(7,040)	NM	14,161	NM	(21,201)	NM
Total	$210,825	18.4%	$232,025	20.1%	$(21,200)	(9.1)%

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

Other expense for the three months ended June 30, 2017 was $35.2 million compared to $71.7 million for the three months ended June 30, 2016. Other expense for the six months ended June 30, 2017 was $67.7 million compared to $111.3 million for the six months ended June 30, 2016. Other expense for the three and six months ended June 30, 2016 included $35.2 million of accelerated amortization of deferred financing costs as a result of our refinancing and accelerated debt principal prepayments. Interest expense for the three and six months ended June 30, 2017 was $36.5 million and $71.7 million, respectively, compared to $37.7 million and $76.5 million, respectively, for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2017, we recognized losses of $1.2 million and $1.9 million, respectively, on affiliate transactions denominated in foreign currencies. During the three and six months ended June 30, 2016, we recognized losses of $0.7 million and $3.3 million, respectively, on affiliate transactions denominated in foreign currencies.

During the three and six months ended June 30, 2017, we recognized gains of $2.4 million and $5.7 million, respectively, in marking the investments in our non-qualified retirement plans to market. During the three and six months ended June 30, 2016 we recognized a gain of $1.1 million in each period in marking the investments in our non-qualified retirement plans to market. Mark-to-market gains or losses, recognized in other income, on the investments in our non-qualified retirement plans are offset by additional or reduced compensation expense related to the non-qualified retirement plans that is recorded in Corporate other unallocated SG&A expense.

Net Income: Our net income increased $11.8 million for the three months ended June 30, 2017 to $44.8 million from $33.0 million for the three months ended June 30, 2016. The increase in net income was driven primarily by the $14.3 million net income impact of the accelerated amortization of deferred financing costs, $35.2 million pre-tax, partially offset by the $12.8 million pre-tax gain recognized on the sale of buildings in 2016.

For the three months ended June 30, 2017, net income includes a provision for income tax expense at an effective rate of approximately 33.6% compared to 35.8% for the three months ended June 30, 2016.

Our net income increased $21.3 million for the six months ended June 30, 2017 to $98.9 million from $77.5 million for the six months ended June 30, 2016. The net impact on net income from the accelerated amortization and sale of the buildings in 2016 was a reduction of $14.3 million in the 2016 period. Net income includes a provision for income tax expense at an effective rate of approximately 30.9% for the six months ended June 30, 2017 compared to 35.8% for the six months ended June 30, 2016. The reduction in the effective tax rate was due primarily to several tax settlements impacting the balance in our uncertain tax position liability.

Earnings per common share: Earnings per common share-basic and diluted for the three months ended June 30, 2017 were $0.54 and $0.52, respectively, compared to earnings per common share-basic and diluted for the three months ended June 30, 2016 of $0.40 and $0.39, respectively. Earnings per common share-basic and diluted for the six months ended June 30, 2017 were $1.18 and $1.16, respectively, compared to earnings per common share-basic and diluted for the six months ended June 30, 2016 of $0.94 and $0.92, respectively.

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

The Company’s Board of Directors has approved a share repurchase program under which the Company may repurchase up to an aggregate of $75.0 million of its outstanding common stock of which $53.0 million remains unused. Purchases under the program may be made from time to time through open market purchases, block transactions or privately negotiated transactions. The Company historically has funded the program using its cash on hand and cash generated from operations. The program may be suspended or discontinued at any time without prior notice. Pursuant to the terms of the Merger Agreement, the Company may not repurchase its shares without the prior consent of Parent.

Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund operating expenses, acquisitions, capital expenditures, interest payments, tax payments and repay principal on debt.

The following table summarizes our net cash flows by category for the periods presented:

	For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016	Change	% Change
Net cash flows provided by operating activities	$160,046	$197,485	$(37,439)	(19.0)%
Net cash flows used in investing activities	$(79,993)	$(42,584)	$(37,409)	87.8%
Net cash flows used in financing activities	$(76,647)	$(112,546)	$35,899	(31.9)%

Net cash flows from operating activities decreased $37.4 million, or 19.0%, to $160.0 million for the six months ended June 30, 2017 compared to $197.5 million for the six months ended June 30, 2016. The decrease in net cash flows from operations is primarily due to the timing of collections on accounts receivable and increased income tax payments of $11.9 million primarily due to the settlement of several tax audits. Days sales outstanding (“DSO”), a key performance indicator that we utilize to monitor the accounts receivable average collection period and assess overall collection risk, was 63 days at June 30, 2017 compared to 61 days at June 30, 2016. An increase or decrease in DSO of approximately one day increases or decreases our net cash flows from operating activities by approximately $6.3 million.

Net cash flows used in investing activities increased $37.4 million to $80.0 million for the six months ended June 30, 2017 compared to $42.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, cash used for capital expenditures, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities and data center consolidations, was $53.2 million compared to $73.9 million for the six months ended June 30, 2016. Net cash flows used for business acquisitions during the six months ended June 30, 2017 were $20.1 million higher than the six months ended June 30, 2016. Net cash flows from investing activities for the six months ended June 30, 2016 included $38.4 million for the sale of buildings that were previously occupied by the businesses we divested in 2015.

Net cash flows used in financing activities decreased $35.9 million to $76.6 million for the six months ended June 30, 2017 compared to $112.5 million for the six months ended June 30, 2016. The decrease in cash used for financing activities is primarily due to $22.0 million used to repurchase one million shares of our common stock during the six months ended June 30, 2016 and a decrease of $18.6 million in dividend payments during the six months ended June 30, 2017. Repayments on long-term obligations during the six months ended June 30, 2017 were $28.7 million higher than last year partially offset by $25.2 million of lower debt issuance expenditures.

As of June 30, 2017, the amount of cash and cash equivalents held by our foreign subsidiaries was $108.9 million. We have accrued U.S. taxes on $98.3 million of unremitted foreign earnings and profits. We have determined foreign earnings of approximately $241.4 million will be indefinitely reinvested. Based on our current projected capital needs and the current amount of cash and cash equivalents held by our foreign subsidiaries, we do not anticipate incurring any material tax costs beyond our accrued tax position in connection with such repatriation, but we may be required to accrue for unanticipated additional tax costs in the future if our expectations or the amount of cash held by our foreign subsidiaries change.

Given the Company’s current levels of cash on hand, anticipated cash flows from operations and available borrowing capacity, the Company believes it has sufficient liquidity to conduct its normal operations and pursue its business strategy in the ordinary course.

Prior to July 31, 2017, we were party to a revolving trade accounts receivable financing facility among the Company, certain of our originating domestic subsidiaries, West Receivables Holding LLC, West Receivables LLC and Wells Fargo (“Securitization Facility”).

Long-term Obligations

Our long-term obligations are comprised of the following:

(i)	Senior Secured Credit Facilities;
(ii)	5.375% notes due 2022 (the “2022 Senior Notes”) issued under an indenture; and
(iii)	4.75% senior secured notes due 2021 (the “2021 Senior Secured Notes”).

We and our subsidiaries, affiliates or significant stockholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facilities

Term Loans

We have three tranches of term loans outstanding under our Senior Secured Credit Facilities: the 2021 Maturity A Term Loans, the 2021 Maturity B Term Loans and the 2023 Maturity Term Loans. As of June 30, 2017, we had outstanding approximately, $629.7 million of 2021 Maturity A Term Loans, $257.4 million of 2021 Maturity B Term Loans and $861.3 million of 2023 Maturity Term Loans.

On each of June 17, 2016 (the “Seventh Amendment Effective Date”) and December 19, 2016 (the “Eighth Amendment Effective Date”), the Company, certain domestic subsidiaries of the Company, as subsidiary borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various lenders party thereto modified the Senior Secured Credit Facilities by entering into the Seventh Amendment and Eighth Amendment, respectively, in each case, amending the Company’s Amended and Restated Credit Agreement, dated as of October 5, 2010, by and among the Company, Wells Fargo, as administrative agent, and the various lenders and other parties party thereto from time to time (as previously amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2012, Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 24, 2012, Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 20, 2013, Amendment No. 4 to Amended and Restated Credit Agreement, dated as of January 24, 2014, Amendment No. 5 to Amended and Restated Credit Agreement, dated as of July 1, 2014, Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 24, 2015, the Seventh Amendment and, as further amended by the Eighth Amendment, the “Credit Agreement”).

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

Our Senior Secured Credit Facilities bear interest at variable rates. The effective annual interest rate, inclusive of debt amortization costs, on the Senior Secured Credit Facilities, for the six months ended June 30, 2017 was 3.67% compared to 4.25% during the six months ended June 30, 2016. After giving effect to the Seventh Amendment and the Eighth Amendment, interest rates for our term loans were as follows:

•

an interest rate margin applicable to the 2021 Maturity A Term Loans that is based on the Company’s total leverage ratio and ranges from 1.75% to 2.50% for LIBOR rate loans (2.25%, as of June 30, 2017), subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate 2021 Maturity A Term Loans, and from 0.75% to 1.50% for base rate loans (1.25%, as of June 30, 2017), for an all-in interest rate of 3.48% in effect as of June 30, 2017;

•

an interest rate margin applicable to the 2023 Maturity Term Loans equal to 2.50% for LIBOR rate loans and 1.50% for  base rate loans, subject to a 0.75% interest rate floor for the LIBOR component of LIBOR rate 2023 Maturity Term Loans, and subject to a 1.75% interest rate floor for the base rate component of base rate 2023 Maturity Term Loans, for an all-in interest rate of 3.75% in effect as of June 30, 2017; and

•

an interest rate margin applicable to the 2021 Maturity B Term Loans equal to 2.50% for LIBOR rate loans, and 1.50% for base rate loans, subject to a 0.0% interest rate floor for both the LIBOR component of LIBOR rate 2021 Maturity B Term Loans, and the base rate component of base rate 2021 Maturity B Term Loans, for an all-in interest rate of 3.73% in effect as of June 30, 2017.

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

During the six months ended June 30, 2017, we repaid $8.8 million in voluntary prepayments, which repaid the 2019 Maturity Term Loan in full and $17.8 million of scheduled debt amortization payments on the Senior Secured Credit Facilities.

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

The interest rate margins applicable to the Senior Secured Revolving Credit Facility are based on the Company’s total leverage ratio and range from 1.75% to 2.50% for LIBOR rate loans, subject to a 0.0% interest rate floor for the LIBOR component of LIBOR rate loans, and from 0.75% to 1.50% for base rate loans. As of June 30, 2017, the interest rate margins applicable to the Senior Secured Revolving Credit Facility were 2.25% for LIBOR rate loans and 1.25% for base rate loans. We are required to pay each non-defaulting lender a commitment fee of 0.35% in respect of any unused commitments under the Senior Secured Revolving Credit Facility, which fee is subject to adjustment based upon our total leverage ratio.

The Senior Secured Revolving Credit Facility was undrawn at June 30, 2017 and its predecessor senior secured revolving credit facility was undrawn at December 31, 2016. The Senior Secured Revolving Credit Facility and its predecessor senior secured revolving credit facility were undrawn during the six months ended June 30, 2017 and June 30, 2016.

Senior Notes

2021 Senior Secured Notes

On June 17, 2016, we issued $400.0 million aggregate principal amount of 2021 Senior Secured Notes. The 2021 Senior Secured Notes mature on July 15, 2021 and were issued at par. The 2021 Senior Secured Notes are secured, subject to certain exceptions and permitted liens, by a first-priority security interest in substantially all of our and our subsidiary guarantors’ property and assets which constitutes collateral under our Senior Secured Credit Facilities. The 2021 Senior Secured Notes were offered in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

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

At any time (which may be more than once) before July 15, 2018, we can choose to redeem up to 40% of the outstanding 2021 Senior Secured Notes with proceeds from one or more equity offerings, as long as (i) we pay 104.750% of the face amount of the notes, plus accrued and unpaid interest; (ii) we redeem the notes within 90 days after completing the equity offering; and (iii) at least 60% of the aggregate principal amount of the notes issued remains outstanding afterwards. We may also redeem, during any twelve-month period commencing from July 15, 2016 until July 15, 2018, up to 10% of the original principal amount of the notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.

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

Securitization Facility

Prior to July 31, 2017 under our Securitization Facility, trade receivables originated by certain of our domestic subsidiaries were sold or contributed to West Receivables Holdings LLC, which sold or contributed such trade receivables to West Receivables LLC, which sold undivided interests in the purchased or contributed trade receivables for cash to one or more financial institutions. The proceeds of the facility were available for general corporate purposes. The Securitization Facility provided a LIBOR spread on borrowings of 1.35% and for an unused commitment fee of 0.45% at any time the average daily borrowings during the month were less than 25% of the average daily available funding during such month and 0.25% at all other times.

West Receivables LLC and West Receivables Holdings LLC are consolidated in our unaudited condensed consolidated financial statements included elsewhere in this report. At June 30, 2017 the Securitization Facility was undrawn. At December 31, 2016, $34.0 million was drawn under the Securitization Facility. The highest outstanding balance during the six months ended June 30, 2017 was $34.0 million.

The Securitization Facility was terminated on July 31, 2017.

Debt Covenants

Senior Secured Credit Facilities and Senior Secured Revolving Credit Facility—We are required to comply on a quarterly basis with a maximum total leverage ratio covenant and a minimum interest coverage ratio covenant. Pursuant to the Credit Agreement, the total leverage ratio of consolidated total debt to Consolidated EBITDA (as defined in our Credit Agreement) may not exceed 5.75 to 1.0 at June 30, 2017, and the interest coverage ratio of Consolidated EBITDA to the sum of consolidated interest expense must be not less than 1.85 to 1.0. The total leverage ratio will become more restrictive over time (adjusted annually until the maximum leverage ratio reaches 5.5 to 1.0 as of December 31, 2017). Both ratios are measured on a rolling four-quarter basis. We were in compliance with these financial covenants at June 30, 2017. Our ratio of total debt to Consolidated EBITDA (as defined in our Credit Agreement) was 4.31x at June 30, 2017, based on a trailing twelve month covenant adjusted EBITDA of $685.9 million, and 4.45x at December 31, 2016, based on a trailing twelve month covenant adjusted EBITDA of $672.9 million. The Credit Agreement also contains various negative covenants, including limitations on indebtedness, liens, mergers and consolidations, asset sales, dividends and distributions (excluding dividends and distributions to other restricted subsidiaries) or repurchases of our capital stock, investments, loans and advances, capital expenditures, payment of other debt, transactions with affiliates and changes in our lines of business. Each of the negative covenants is subject to specified exceptions. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the six months ended June 30, 2017.

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

2021 Senior Secured Notes and 2022 Senior Notes—The indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional debt or issue certain preferred shares, pay dividends on or make distributions in respect of our capital stock or make other restricted payments (excluding dividends, distributions and restricted payments to other restricted subsidiaries), make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. Each of the negative covenants is subject to specified exceptions. We were in compliance with these financial covenants at June 30, 2017. The Company has sufficient capacity under applicable exceptions included in the indentures governing the 2021 Senior Secured Notes and the 2022 Senior Notes, respectively, to complete a dividend in excess of the Company’s net income for the six months ended June 30, 2017.

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

The following table summarizes our contractual obligations, in thousands, at June 30, 2017:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Senior Secured A Term Loans due 2021	$629,688	$36,562	$117,813	$475,313	$—
Senior Secured B Term Loans due 2021	257,405	2,594	5,187	249,624	—
4 3/4% Senior Secured Notes due 2021	400,000	—	—	400,000	—
5 3/8% Senior Notes due 2022	1,000,000	—	—	—	1,000,000
Senior Secured B Term Loans due 2023	861,316	8,678	17,357	17,356	817,925
Interest payments on fixed rate debt	347,781	72,750	145,499	127,292	2,240
Estimated interest payments on variable rate debt (1)	353,622	68,563	138,393	107,064	39,602
Operating leases	122,128	24,486	37,430	20,140	40,072
Contractual minimums under telephony agreements	39,650	39,650	—	—	—
Purchase obligations (2)	101,886	87,846	13,473	567	—
Total contractual cash obligations	$4,113,476	$341,129	$475,152	$1,397,356	$1,899,839

(1)

Interest rate assumptions based on June 30, 2017 LIBOR U.S. dollar swap rate curves for the next five years. Includes agency fees, unused commitment fees and the receipt of $12.8 million of cash settlements from interest rate swap hedges of variable-rate debt.

(2)	Represents future obligations for capital and expense projects that are in progress or are committed.

The table above excludes amounts to be paid for taxes and long-term obligations under our Executive Retirement Savings Plan and the Deferred Compensation Plan. The table also excludes amounts to be paid for income tax contingencies because the timing thereof is highly uncertain. At June 30, 2017, we had accrued $28.9 million, including interest and penalties for uncertain tax positions.

Capital Expenditures

Our operations require significant capital expenditures for technology, capacity expansion and upgrades. Capital expenditures were $53.2 million for the six months ended June 30, 2017 compared to $73.9 million for the six months ended June 30, 2016. We currently estimate our capital expenditures for the remainder of 2017 to be between $46.8 million and $76.8 million, primarily for capacity expansion, product enhancements, development of new products and services, upgrades at existing facilities and data center consolidations.

Off-Balance Sheet Arrangements

Performance obligations of several of our subsidiaries are supported by performance bonds and letters of credit. These obligations will expire at various dates through 2018 and are renewed as required. The outstanding commitment on these obligations at June 30, 2017 was $6.3 million.

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

For additional discussion of these critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016. There have not been any significant changes with respect to these policies during the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and changes in the market value of investments. The effect of inflation on our variable interest rate debt is discussed below in “Interest Rate Risk.”

Interest Rate Risk

As of June 30, 2017, we had $1,748.4 million outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 2021 Senior Secured Notes and $1.0 billion outstanding under our 2022 Senior Notes.

On July 26, 2016, we entered into four interest rate swaps for hedging purposes: two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, each with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps were effective as of June 30, 2017, with 1% amortization per year and a 75 basis point LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional values.

With the hedge program in effect, our fixed-rate debt as a percent of our total debt at June 30, 2017 was 62%. As a result of prevailing LIBOR rates, material rate increases on our variable-rate debt are possible, albeit at a less impactful pace as a result of the hedge program.

At June 30, 2017, the 30 and 90 day LIBOR rates were approximately 1.22611% and 1.29639%, respectively. An additional 50 basis point increase to LIBOR rates as of June 30, 2017 would have resulted in a quarterly increase in interest expense on our variable-rate debt of approximately $1.5 million net of the 1-month and 3-month LIBOR swaps.

Foreign Currency Risk

Revenue and expenses from our foreign operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Generally, we do not hedge our foreign currency transactions. Changes in exchange rates may positively or negatively affect our revenue and net income attributed to these subsidiaries. Based on our level of operating activities in foreign operations during the three months ended June 30, 2017, a 10% change in the value of the U.S. dollar relative to the Euro and British Pound Sterling would have positively or negatively affected our net operating income by approximately 1.2%.

For both the three and six months ended June 30, 2017, revenues from non-U.S. countries were approximately 19% of consolidated revenues. For both the three and six months ended June 30, 2016, revenues from non-U.S. countries were approximately 21% of consolidated revenues. During the three and six months ended June 30, 2017, revenue from the United Kingdom accounted for approximately 11% of consolidated revenues in both periods. During both the three and six months ended June 30, 2016, revenue from the United Kingdom accounted for 13% of consolidated revenues. The United Kingdom was the only foreign country which accounted for greater than 10% of revenue. At June 30, 2017 and December 31, 2016, long-lived assets from non-U.S. countries were approximately 8% and 7% of consolidated long-lived assets, respectively. We have generally not entered into forward exchange or option contracts for transactions denominated in foreign currency to hedge against foreign currency risk. We are exposed to translation risk because our foreign operations are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenue, expenses and operating income between periods.

Investment Risk

Periodically, we have entered into interest rate swap agreements (also referred to as cash flow hedges) to convert variable long-term debt to fixed-rate debt. On July 26, 2016, we entered into four interest rate swaps, two 1-month LIBOR swaps with a combined beginning notional value of $275.0 million and two 3-month LIBOR swaps with a combined beginning notional value of $275.0 million, all with a maturity date of July 17, 2021. The 1-month LIBOR swaps were effective July 29, 2016, with no amortization or variable interest rate floor. The 3-month LIBOR swaps were effective as of June 30, 2017, with 1% amortization per year and a 75 basis points LIBOR floor. The contracts provide for the receipt of variable interest rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts. Our objective in using interest rate swaps is to add stability to interest expense and to manage exposure to interest rate movements. The interest rate swaps will be used to hedge the variable cash flows associated with existing variable-rate debt.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that, as of June 30, 2017, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the six months ended June 30, 2017, we implemented a new Procure-to-Pay system in the majority of our domestic and Canadian subsidiaries. Various processes and controls were modified due to the new system. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system of process changes will enhance internal control over financial reporting in future periods.

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

In connection with the transactions contemplated by the Merger Agreement between the Company and affiliates of certain funds managed by affiliates of Apollo Global Management, LLC, five putative class action lawsuits were filed between June 26, 2017 and June 29, 2017 in the United States District Court for the District of Nebraska: Scarantino v. West Corp., et al., 4:17-cv-03080-JMG-CRZ (D. Neb.); Wyant v. West Corp., et al., 4:17-cv-03081-JMG-CRZ (D. Neb.); Wilson v. West Corp., et al., 8:17-cv-00228-JMG-CRZ (D. Neb.); Bushansky v. West Corp., et al., 4:17-cv-03083-JMG-CRZ (D. Neb.); and Katz v. West Corp. et al., 4:17-cv-03084-JMG-CRZ (D. Neb.).  The lawsuits were each filed against West and the members of the Board, and two of the lawsuits were additionally filed against Apollo Global Management and certain affiliates of funds managed by Apollo Global Management, Mount Olympus Holdings, Inc. and Olympus Merger Sub, Inc. Each alleges that the proxy statement filed in connection with the Merger violated federal securities laws in purportedly omitting to disclose information necessary to make the statements therein not materially false or misleading, including, among other things, certain financial information. One of the lawsuits additionally alleges that our directors breached their fiduciary duties in, among other things, purportedly conducting an inadequate sales process that resulted in an offer that purportedly undervalues the Company, and in filing the purportedly misleading proxy statement. On July 19, 2017, West supplemented its disclosures with respect to the transaction. On July 19, 2017, the plaintiffs in these five actions entered into a Memorandum of Understanding with the defendants that provides for, among other things, the voluntary dismissal of the actions on mootness grounds with prejudice as to the named plaintiffs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, 35,803 shares of our common stock were withheld to satisfy tax withholding obligations. These shares are permanently removed from the 2013 Long-Term Incentive Plan reserve.

The Merger Agreement (see Note 1 to the Company's condensed consolidated financial statements) prohibits us declaring or paying any dividend or other distribution with respect to the capital stock of West, whether payable in cash, stock, property or a combination thereof, without Parent's consent.  On May 9, 2017, we announced that the payment of future dividends had been suspended.

Item 5. Other Information

Retirement of Chief Accounting Officer

On August 3, 2017, the Company announced that its Chief Accounting Officer, R. Patrick Shields, has decided to retire during the first quarter of 2018.  The Company further announced its plans to initiate a search for a new Chief Accounting Officer.

Item 6. Exhibits

All Exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST CORPORATION

By:	/s/ Thomas B. Barker
Thomas B. Barker
Chief Executive Officer

By:	/s/ Jan D. Madsen
Jan D. Madsen
Chief Financial Officer and Treasurer

By:	/s/ R. Patrick Shields
R. Patrick Shields
Senior Vice President -
Chief Accounting Officer

Date: August 3, 2017

Exhibit Index

Exhibit Number

2.1

Agreement and Plan of Merger, dated as of May 9, 2017, by and among West Corporation, Mount Olympus Holdings, Inc. and Olympus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed May 11, 2017)

10.1	Amendment Number Five to the West Corporation Nonqualified Deferred Compensation Plan dated as of June 22, 2017 (1)

10.2	Form of Amendment of Performance-Based Restricted Stock Unit Award Agreements (1)

10.3	Noncompetition Agreement dated as of August 1, 2017 between West Corporation and Jan D. Madsen (1)

10.4	Form of Restricted Cash Award Agreement (non-employee directors) (1)

15.1	Awareness letter of Independent Registered Public Accounting Firm

31.1	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of West Corporation for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Indicates management contract or compensation plan or arrangement.